Form 10-K
period 2024-02-03
Macy's, Inc.
filed 2024-03-22
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒			Accelerated Filer	☐

Non-Accelerated Filer	☐	Emerging Growth Company	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (July 28, 2023) was approximately $4,452,028,613.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2024
Common Stock, $.01 par value per share	274,271,536 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2024	Part III

Auditor Firm ID:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Cincinnati, OH

2

Unless the context requires otherwise, references to “Macy's, Inc.” or the “Company” are references to Macy's and its subsidiaries and references to “2023,” “2022,” and “2021” are references to the Company's fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022, respectively. Fiscal year 2023 included 53 weeks and fiscal years 2022 and 2021 each included 52 weeks.
Forward-Looking Statements
This Annual Report on Form 10-K and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the SEC) contain or may contain forward-looking statements. Such forward-looking statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “think,” “estimate” or “continue” or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including risks and uncertainties relating to:
•the possible invalidity of the underlying beliefs and assumptions;
•the Company's ability to successfully implement A Bold New Chapter strategy, including the ability to realize the anticipated benefits within the expected time frame or at all;
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
•the Company's ability to remain competitive and relevant as consumers' shopping behaviors continue to migrate to digital shopping channels and other shopping channels;
•the Company's ability to maintain its brand image and reputation;
•possible systems failures and/or security breaches or other types of cybercrimes or cybersecurity attacks, including any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to the Company in the event of such a breach;
•the cost of colleagues, inclusive of inflation and cost of benefits as well as attracting and retaining quality colleagues;
•transactions and strategy involving the Company's real estate portfolio;
•the seasonal nature of the Company's business;
•declines in the Company's credit card revenues;
•the effects of weather and natural disasters, including the impact of climate change and health pandemics, on the Company's business, including the ability to open stores, customer demand and its supply chain, as well as our consolidated results of operations, financial position and cash flows;
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
•labor shortages;
•the Company's ability to declare and pay future dividends and continue its share repurchases; and
•the Company's ability to execute on its strategies or achieve expectations related to environmental, social, and governance matters.
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

PART I
Item 1.    Business.
General
The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. As of February 3, 2024, the Company operated 718 store locations in 43 states, the District of Columbia, Puerto Rico and Guam. The Company's operations are conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury. In addition, Bloomingdale's in Dubai, United Arab Emirates, and Al Zahra, Kuwait are operated under license agreements with Al Tayer Insignia, a company of Al Tayer Group, LLC.
The Company sells a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The specific assortments vary by size of store, merchandising assortments and character of customers in the trade areas. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States.
Disaggregation of the Company's net sales by family of business for 2023, 2022 and 2021 was as follows:

	2023	2022	2021
Women's Accessories, Shoes, Cosmetics and Fragrances	$9,520	$9,597	$9,385
Women's Apparel	4,861	5,349	5,174
Men's and Kids'	4,918	5,297	5,247
Home/Other (a)	3,793	4,199	4,654
Total	$23,092	$24,442	$24,460
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
In 2023, the Company's subsidiaries provided various support functions to the Company's retail operations on an integrated, company-wide basis.
•The Company's wholly-owned bank subsidiary, FDS Bank, provides certain collections, customer service and credit marketing services in respect of all credit card accounts that are owned either by Citibank, N.A. or FDS Bank and that constitute a part of the credit programs of the Company's retail operations.
•Macy's Systems and Technology, Inc., a wholly-owned indirect subsidiary of the Company, provides operational electronic data processing and management information services to all of the Company's operations other than Bluemercury.
•Macy's Merchandising Group, Inc. (MMG), a wholly-owned direct subsidiary of the Company, and its subsidiaries Macy's Merchandising Group International, LLC and Macy's Merchandising Group Procurement, LLC, are responsible for the design and development of Macy's private label brands and certain licensed brands. Bloomingdale's uses MMG for a small portion of its private label merchandise. The Company believes that its private label merchandise differentiates its merchandise assortments from those of its competitors. MMG also offers its services, either directly or indirectly, to unrelated third parties.
•Macy's Logistics and Operations, a division of a wholly-owned indirect subsidiary of the Company, provides warehousing and merchandise distribution services for the Company's operations and digital customer fulfillment.
The Company's principal executive office is located at 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1621.
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
Purchasing
The Company purchases merchandise from many suppliers, none of which accounted for more than 5% of the Company's purchases during 2023. The Company has no material long-term purchase commitments with any of its suppliers and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be good.

Private Label Brands and Related Trademarks
The principal private label brands offered by the Company as of February 3, 2024 include Alfani, And Now This, Aqua, Bar III, Belgique, Cerulean 6, Charter Club, Club Room, Epic Threads, Family PJ's, first impressions, Giani Bernini, Holiday Lane, Home Design, Hotel Collection, Hudson Park, Ideology, I-N-C, jenni, JM Collection, lune+aster, M-61, Maison Jules, Morgan Taylor, Oake, On 34th, Sky, Style & Co., Sun + Stone, Sutton Studio, Tasso Elba, The Cellar, Tools of the Trade and Wild Pair.
The Company began to exit its Women's Alfani and Karen Scott brands during fiscal 2023.
The trademarks associated with the Company's private label brands are owned by the Company.
Competition
The retail industry is highly competitive. The Company's operations compete with many retail formats on the national and local level, including department stores, specialty stores, general merchandise stores, manufacturers' outlets and websites, off-price and discount stores, online retailers and catalogs, among others. The Company seeks to attract customers by offering compelling, high-quality products, great prices and trusted service across all channels, including its digital platforms. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.
Government Regulation
We are subject to extensive and varied laws and regulations in the jurisdictions in which we operate in connection with both our core business operations and our credit card and other ancillary operations, including those relating to anti-bribery, customs, child labor, truth-in-advertising, consumer protection, zoning, occupancy, anti‑corruption and trade, anti-money laundering, import and export compliance, antitrust, data privacy and data protection, employment, workplace safety, public health and safety, environmental compliance, intellectual property, transportation, and fire codes. Our policies mandate compliance with all applicable laws and regulations, and we operate our business in accordance with standards and procedures designed to comply with these laws and regulations. We believe that we are in compliance with such laws and regulations in all material respects and do not expect that continued compliance with such regulations will have a material effect upon capital expenditures, earnings, or our competitive position.
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
Any of these items are also available in print to any shareholder who requests them. Requests should be sent to the Corporate Secretary of Macy's, Inc. at 151 West 34th Street, New York, New York 10001.
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
Diversity, Equity & Inclusion (DE&I)
The Company's commitment to diversity, equity and inclusion is guided by its values and starts from within by working to enhance diversity and inclusion across all levels of our organization to enable us to more closely and effectively engage with all of our customers and cultivate a culture of belonging. The Company seeks to empower colleagues to harness and unleash the power of their individuality to help drive better business decisions for customers and shareholders.
Company-sponsored, colleague-led resource groups (CRGs) provide an opportunity for colleagues to experience connection, achieve belonging and develop leadership skills. In 2023, the Company completed its first phase of the CRG refresh, which included further expansion of chapters resulting in 100% of Macy's and Bloomingdale's colleagues now having access to a CRG.
Since 2015, the Company has achieved a score of 100 every year on the Human Rights Campaign Foundation's Corporate Equality Index, earning the designation as “Best Place to Work for LGBTQ+ Equality.” This index is the national benchmarking tool measuring corporate policies, practices and benefits pertinent to LGBTQ+ workplace equality. In 2023, the Company received the Equality 100 Award marking the ninth consecutive year that the Company has received a score of 100. Additionally, the Company broadened the Week of Understanding programming in 2023 to encompass two additional topics, Disability Inclusion and Religion, as part of the Company's efforts to foster a more inclusive culture. Other enterprise-wide events included our CEO-led "Can We Talk?" discussion series featuring external keynote speakers designed to further build critical DE&I skills.
The Company's DE&I focus areas extend beyond its colleagues and include community, customers, marketing and suppliers. Below are a few additional highlights from the past year:
•Hosted second Vendor Pitch Competition and awarded $250,000 in business grants to graduates of The Workshop at Macy's 2023 program.
•Deployed $6.2 million in capital to historically underfunded businesses and businesses serving underserved communities through S.P.U.R. Pathways: Shared Purpose, Unlimited Reach to accelerate growth and create new jobs in these communities.
•Expanded our portfolio of diverse suppliers, onboarding over 130 new diverse-owned businesses online and in-store.
•Donated $1 million to advance social justice and racial equity causes; added three new partners, supporting the Hispanic/Latino, People with Disabilities and Environmental Justice communities for greater balance across diversity dimensions.
•Continued to leverage best in class partners, such as Seven Elements Group and Publicis Once & For All Coalition, to advance the cultural fluency of our marketing and media.
•Recognized as one of the Top 50 Best-of-the-Best Corporations for Inclusion for the third consecutive year by the National Business Inclusion Consortium (NBIC), a coalition of the nation's leading business organizations representing diverse communities.
•Recognized by Women's Enterprise National Council (WBENC) with America's Top Corporations Award, which has been received since 2012, for our commitment to create opportunities for women-owned businesses within the Macy's supply chain.
•Recognized by the National Minority Supplier Development Council (NMSDC) with the National Corporation of the Year Award (Category 2 winner). Also recognized as part of NMSDC's The Forefront 25: Top Corporations for Minority Businesses for ensuring access and equity for systemically excluded entrepreneurs of color.
Learning & Development
Macy's, Inc. believes that learning goes hand in hand with career growth, personal satisfaction and outstanding results. The Company aspires to create a learning culture where colleagues can build their skills, apply their learning to address business challenges and share their knowledge, including their experiences, to help others grow. Learning is accessible through the Company's self-directed learning experience platform as well as through technology, social learning and meaningful experiences and exposures with colleagues. We have also partnered with Guild Education to provide eligible colleagues with a fully-funded education benefit, including more than 100 programs that range from foundational learning–such as high school completion and English language–to college degrees.

The Company makes investments in its people leaders and future leaders. Macy's Executive Development Program and Bloomingdale's Leadership Development Program offer immersive, hands-on learning experiences for recent college graduates from top universities across the U.S. to jump-start a career in retail, with specialization in technology, digital, stores, merchandising, and supply chain. Macy's and Bloomingdale's offer internships for college students and Bloomingdale's offers an early immersion program focused on providing experiential learning and career exposure to foster inclusivity. Bluemercury's Shooting Stars is a six-month mentorship program that empowers mentees to own their journey by creating a development plan, becoming an inclusive leader and leveraging resources to support their career aspirations. In 2022, the Company launched a multi-year career development initiative. This initiative included the launch of a Career Hub on the Company intranet to offer user-friendly tools to assist colleagues at any part of their career journey; a virtual Career Expo that featured workshops, panel discussions, external speakers and functional showcases; and people leader support with learning plans focused on career coaching and development. In 2023, the Company expanded the Career Expo from two weeks to a three-month-long series of small-group interactive sessions, which enabled colleagues to interact directly with experts and leaders to learn about career resources and build skills. Over the course of the series, the Company featured 18 workshops, panel discussions and career-planning sessions that gave colleagues a better sense of the many career opportunities that exist at Macy's, Inc. and how colleagues can enhance their skills within their current role or enable them to take the next step in their career.
People leaders participate annually in leadership development training and have access to robust on-demand development resources. Professional colleagues participate in a 90-day onboarding experience with performance milestones, support resources and role-specific training.
Total Rewards
Macy's, Inc. offers comprehensive benefits and an awards strategy that is designed to recognize performance and talent development. Eligible colleagues have varied medical plan options to meet individual needs. The Company provides paid time-off, parental leave and holiday pay, as well as a company 401(k) plan and match, dependent care flexible spending account and a colleague merchandise discount for eligible colleagues.
The Company believes that pay equity is fundamental to its culture and DE&I strategy. Compensation is based on job, responsibilities, experience and performance with incentive opportunities that allow colleagues to share in the Company's success.
As part of our commitment to pay transparency, all colleagues have access to view their role's pay zone and salary range to ensure colleagues understand their earnings potential. In addition, pay ranges are viewable on all job postings nationwide. People leaders and salaried colleagues have access to on-demand Compensation Education webinars to learn how pay is determined and to deep dive into our incentive programs.
Number of Employees
As of February 3, 2024 Macy's, Inc. had approximately 85,581 full-time and part-time U.S. employees, on a combined basis. Macy's and Bloomingdale's workforce, on a combined basis, is comprised of approximately 65% ethnically diverse colleagues (with 30% at the Director+ levels) and 76% female colleagues. Because of the seasonal nature of the retail business, the number of employees peaks during the holiday season. Approximately 8% of employees are represented by unions.
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
The Company proactively engages with its stakeholders on ESG issues that span the breadth of its operations. This includes transparency, product responsibility and supply chain and energy management. Macy's, Inc. is guided in its actions and reporting by its stakeholders and by third-party frameworks, including Sustainability Accounting Standards Board's multiline and specialty retailers and distributors standard and the Task Force on Climate-Related Financial Disclosures.
The Company continues to advance its ESG strategy as it responds to evolving stakeholder expectations. Certain highlights of recent ESG accomplishments include earning a B score on its 2023 CDP Climate Change Report covering fiscal year 2022, joining US Cotton Trust Protocol, partnering with World Wildlife Fund to publish Water Stewardship policy, publishing Animal Welfare Policy, Exotic Skins Policy, an updated Fur Policy, a Preferred Materials Policy, and a Human Rights Policy. We continued our investment in our female factory workers by rolling out 14 Worker Well Being programs in private brand factories with RISE: Reimagining Industry to Support Equality.

The Company's management is responsible for the development and implementation of its ESG strategies and programs. Ultimate oversight by the Company's Board of Directors is included in its committee charters and practices. The Chief Operating Officer (COO) and Chief Financial Officer (CFO), along with the Disclosure Committee, engages with stakeholders on ESG-related issues (including climate) and provides feedback to management and the Board. The Sustainability Team, which sits within the COO and CFO's office, reports to the Senior Vice President of Private Brand Sourcing, Product Development & Production, and is responsible for the teams that manage ESG initiatives and supply chain transparency. Management committees, including the Sustainability Executive Steering Committee, Disclosure Committee and Corporate Strategy Group, also approve the ESG strategy and priorities, guide risk management and link to growth opportunities. The Environmental Services team is responsible for the development of the Company's environmental programs for all facilities across the organization. These programs include policies and procedures designed to ensure compliance with federal, state and local environmental laws.
Information about our Executive Officers
The following table sets forth certain information as of March 21, 2024 regarding the Executive Officers of the Company:

Name	Age	Position with the Company
Tony Spring	59	Chief Executive Officer and Chairman-Elect of the Board of Directors
Adrian V. Mitchell	50	Chief Operating Officer and Chief Financial Officer
Tracy M. Preston	57	Chief Legal Officer and Corporate Secretary
Danielle L. Kirgan	48	Chief Transformation and Human Resources Officer
Paul Griscom	43	Senior Vice President and Controller
Executive Officer Biographies
Tony Spring was appointed Chief Executive Officer of the Company in February 2024 and is expected to succeed Jeff Gennette as Chairman of the Board upon conclusion of the 2024 Annual Meeting. Prior thereto he served as President and Chief Executive Officer-Elect of the Company from 2023 to 2024, Executive Vice President of the Company from 2021 to 2023 and Chairman and Chief Executive Officer of Bloomingdale's from 2014 to 2023, President and Chief Operating Officer of Bloomingdale's from 2008 to 2014, Executive Vice President of Bloomingdale's from 2004 to 2008, Executive Vice President of Marketing at Bloomingdale's from 1998 to 2004 and held various other roles within the Bloomingdale's organization from 1987 to 1998 where he assumed positions of increasing responsibility in the home furnishings area before being promoted to Senior Vice President for home furnishings.
Adrian V. Mitchell served as Chief Operating Officer of the Company starting in March 2023 and has been Chief Financial Officer of the Company since 2020; prior thereto he served as a Managing Director and Partner in the Digital BCG and Consumer Practices of Boston Consulting Group, a global management consulting firm, from 2017 to 2020, Chief Executive Officer of Arhaus LLC, a retail chain that designs and sells home furnishings, from 2016 to 2017, in various executive positions at Crate and Barrel Holdings, Inc. from 2010 to 2015 including interim CEO, Chief Operating & Chief Financial Officer and Chief Financial Officer, and in management positions at Target Corporation from 2007 to 2010 including Director of Strategy & Interactive Design for target.com and Director of Innovation & Productivity leading company-wide projects for Target Corporation.
Tracy M. Preston has been Chief Legal Officer and Corporate Secretary of the Company since January 2024; prior thereto she served as Chief Compliance Officer, Chief Legal Officer and Corporate Secretary of HanesBrands Inc., an apparel company, from 2021 to 2023, Chief Compliance Officer, Chief Legal Officer and Corporate Secretary of Neiman Marcus Group, Inc., a retail company, from 2013 to 2021, Executive Vice President, General Counsel and Secretary of Levi Strauss & Co. from 2002 to 2013, Partner at Orrick, Herrington & Sutcliffe LLP, a law firm, from 1997 to 2002, and held various positions at several law firms from 1991 to 1997.
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
In 2024 we announced A Bold New Chapter, a strategy designed to enhance the customer experience, deliver sustainable, profitable growth and unlock shareholder value over the next three years. The strategy builds on the five growth factors and focuses on three strategic priorities:
•Strengthen Macy's through revitalizing merchandise assortment, modernizing the shopping environment and closing approximately 150 underperforming stores and prioritizing investment in approximately 350 go-forward stores and continued expansion of small format stores;
•Accelerate luxury growth by expanding Bloomingdale's and Bluemercury within the Macy's, Inc. nameplate portfolio; and
•Simplify and modernize end-to-end operations through rationalizing and monetizing the supply chain asset portfolio, streamlining fulfillment, improving inventory planning and allocation, and delivering a modern, scalable technology platform.
We plan to make value-enhancing investments to support these initiatives primarily focused on digital and technology, data and analytics, supply chain modernization and omni-channel capabilities. These initiatives have required and will continue to require our management, colleagues, and contractors to make changes in our business operations and to improve productivity and profitability, and are subject to the ability to attract and retain skilled personnel to support the initiatives. We face challenges in executing A Bold New Chapter strategy and initiatives in the current environment of heightened inflation, increased interest rates, economic uncertainty, geopolitical disruption and other macroeconomic conditions that may impact discretionary spending. Our ability to achieve sustainable, profitable growth is subject to the successful implementation of our strategic plans and realization of anticipated benefits and savings. If we are unable to successfully execute our strategic plans and initiatives to achieve the intended results or these investments or initiatives do not perform as expected or create implementation or operational challenges, our profitability and growth could suffer.
We may not timely identify or effectively respond to consumer needs, expectations, or trends, which could adversely affect our relationship with customers, the demand for our products and services, and our market share.
The success of our business depends in part on our ability to identify and respond to evolving trends in demographics, shifts in consumer preferences, expectations and needs, unexpected weather conditions, public health issues or natural disasters, while also managing appropriate inventory levels in our stores and distribution or fulfillment centers and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand. As customers expect a more personalized experience, our ability to collect, use and protect relevant customer data is important to our ability to effectively meet their expectations, but is subject to the impact of legislation or regulations governing data privacy, security and other external factors. Customer preferences and expectations related to sustainability of products and operations are also increasing. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of or within a customer group, we may lose market share with respect to those customers.
Our sales and operating results depend on our ability to manage our inventory, merchandise selection and protect against inventory shortage.
Our profitability depends on our ability to manage inventory levels and merchandise selection. Overestimating customer demand for merchandise can result in the need to record unplanned and incremental inventory markdowns and sell excess inventory at clearance prices, which would negatively impact our gross margins and operating results. Underestimating customer demand for merchandise can lead to insufficient inventory to meet demands, missed sales opportunities and negative customer experiences. If we are unable to protect against inventory shortage, our results of operations and financial condition could be adversely affected.

The Company faces significant competition and challenges as consumers continue to migrate to digital shopping channels and depends on its ability to differentiate itself in retail's ever-changing environment.
We conduct our retail merchandising business under highly competitive conditions. Although Macy's, Inc. is one of the nation's largest retailers, we have numerous and varied competitors at the national and local levels and digital competitors at the global level, including department stores, specialty stores, general merchandise stores, manufacturers' outlets and websites, off-price and discount stores, online retailers and catalogs, among others. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. Any failure by us to compete effectively could negatively affect our business and results of operations.
As consumers continue to migrate to digital shopping channels, we face pressures to not only compete from a price perspective with our competitors, some of whom sell the same products, but also to differentiate Macy's, Inc.'s merchandise offerings, services and shopping experiences to stay relevant as a modern department store in retail's ever-changing environment. Macy's launched On 34th and State of Day, new private brands, in 2023 and February 2024, respectively, and expects to refresh or replace all existing brands in its private brands portfolio through 2025. Macy's digital marketplace offers over 2,300 brands from third party sellers and the Company launched a Bloomingdale's marketplace in 2023 to introduce customers to new merchandise options. We continue to significantly invest in our omni-channel capabilities, seeking to improve the profitability of our digital business through delivery expense reduction, gross margin expansion and other initiatives to support digital sales growth. We continue to seek to improve the delivery experience of our customers with strategic investments to fulfill digital sales demand and elevated delivery speed expectations. Insufficient, untimely or misguided investments in these areas could significantly impact our profitability and growth.
In addition, a significant decline of customer store traffic or migration of sales from brick-and-mortar stores to digital platforms could lead to additional store closures, restructuring and other costs that could adversely impact our results of operations and cash flows.
Our ability to grow depends in part on our stores remaining relevant and attractive to customers.
We have invested in facilities and fixtures upgrades, merchandise assortment and customer service in selected stores to improve customer retention rates and overall customer satisfaction. We have opened new off-mall smaller store formats – Macy's small format and Bloomie's – in selected markets to act as fill-in locations in existing markets to gain foot traffic and a new customer base, replacement locations in markets where an underperforming full-line location closure would result in a market exit, and to enter new markets. In 2022, we introduced permanent Toys “R” Us shops within all Macy's locations. While these store investments, off-mall store formats, and in-store shops are intended to improve the customer store experience and drive traffic, realization of these benefits may not occur.
Because we rely on the ability of our physical retail locations to attract customers, provide full or curated merchandise selections, drive traffic to digital channels and assist in fulfillment, returns and other omni-channel functions, providing a desirable and sought-out shopping experience is important to our financial success. Changes in consumer shopping habits, a decline in mall shopping environments, financial difficulties at other anchor tenants, significant mall vacancy issues, mall violence and new on- and off-mall developments could each adversely impact the traffic at current retail locations and lead to a decline in our financial condition or performance.
We may not be able to successfully execute our real estate strategy.
We may continue to explore opportunities to monetize our real estate portfolio, including sales of stores as well as non-store real estate, such as warehouses, outparcels and parking garages. We also continue to evaluate our real estate portfolio to identify opportunities where the redevelopment value of our real estate exceeds the value of non-strategic operating locations. This strategy is multi-pronged and may include transactions, strategic alliances or other arrangements with mall developers or other unrelated third-parties. Where feasible, we may subdivide an existing parcel, continue to operate a store and redevelop any excess parcel for mixed-use, or close the store and redevelop an entire parcel into a mixed-use development, in either event selling the parcel once the site development plan is approved by governmental authorities. Due to the cyclical nature of real estate markets and the risks of real estate development, the performance of our real estate strategy is inherently volatile and could have a significant impact on our results of operations or financial condition.
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
If revenue from our private label and co-branded credit cards decline, our financial and operational results may be negatively impacted.
In 2005, in connection with the sale of most of the Company's credit card accounts and related receivable balances to Citibank, N.A. (Citibank), the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (Credit Card Program). Subsequent to this initial arrangement and associated amendments, on December 13, 2021, the Company entered into the sixth amendment to the amended and restated Credit Card Program with Citibank (the Program Agreement), pursuant to which Citibank issues, maintains and services Macy's and Bloomingdale's private label and co-branded credit cards. Under the Program Agreement, which extends until March 31, 2030, Citibank owns the credit card receivables generated from sales through the credit cards and Macy's receives fees and shares in profits based on a tiered return on the receivables portfolio net of program expenses. Credit card revenues, net were $619 million, or approximately 2.7% of net sales, for 2023. Deterioration in economic conditions could adversely affect the volume of new credit accounts, the amount of credit card program balances and the ability of credit card holders to pay their balances. These conditions could result in the Company receiving lower payments under the credit card program.
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
In March 2024, the Consumer Financial Protection Bureau finalized a rule to amend Regulation Z to lower the safe harbor dollar amount credit card companies can charge for late fees from up to $41 to $8 for a missed payment. A decrease in late fees assessed would reduce credit card revenue. The Company is closely monitoring developments on this matter.
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

If our Company's reputation and brand image are not maintained at a high level, our operations and financial results may suffer.
We believe our reputation and brand image are partially based on the perception that we act equitably and honestly in dealing with our customers, employees, business partners and shareholders. Our reputation and brand image may be deteriorated by any incident that erodes the trust or confidence of our customers or the general public, particularly if the incident results in significant adverse publicity or governmental inquiry. Information about us, whether or not true, may be instantly posted on social media platforms at any time, which could adversely impact our reputation or brand image. The harm could be immediate without affording us an opportunity for redress or correction. Other brand risks include an active shooter incident at a location or injury or death at a parade or other branded event. If our reputation or brand image is damaged, our customers may refuse to continue shopping with us, potential employees may be unwilling to work for us, business partners may be discouraged from seeking future business dealings with us and, as a result, our business and results of operations may suffer.
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
Our systems and the third-party systems with which we interact are subject to, and on occasion have experienced, damage or interruption from a number of causes, including power and other critical infrastructure outages, computer and telecommunications failures, computer viruses, security breaches, internal or external data theft or misuse, cyberattacks, responsive containment measures by us that may involve voluntarily taking systems off line, natural disasters and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes or other extreme weather events, public health concerns such as pandemics, military conflicts, acts of war, terrorism or civil unrest, other systems outages, inadequate or ineffective redundancy, and design or usage errors or malfeasance by our employees, contractors or third-party service providers. Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, these efforts are not always successful. As a result, we or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations or impair data security, impact our ability to operate or access communications, financial or banking systems, be costly, time consuming and resource-intensive to remedy and adversely impact our reputation and relationship with customers, suppliers, shareholders or regulators.
We are making, and expect to continue to make, substantial investments in our information technology systems, infrastructure and personnel, in some cases with the assistance of strategic partners and other third-party service providers. These investments involve replacing existing systems, some of which are older, legacy systems, outsourcing certain technology and business processes to third-party service providers, including the adoption of Generative AI in certain processes, making changes to existing systems including the migration of applications to the cloud, maintaining or enhancing legacy systems, or designing or acquiring new systems. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, changes in security processes and internal controls, cost overruns, implementation delays or errors and disruption of operations.

Disruptions in our customer-facing technology systems could impair our digital retail strategy and give rise to negative customer experiences.
Through our information technology systems, we are able to provide an improved overall shopping experience that empowers our customers to shop and interact with us from a variety of electronic devices and digital platforms. We use our digital platforms as sales channels for our products and services, as methods of providing inspiration and advertising through Macy's Media Network, and as sources of product and other relevant information to our customers to help drive sales. We also have multiple online communities, digital platforms and knowledge centers that allow us to inform, assist and interact with our customers. The retail industry is continually evolving and expanding, with a significant increase in sales initiated online and via mobile applications. We must effectively respond to new developments and changing customer preferences with respect to a digital and interconnected experience. We continually seek to enhance our online and digital properties to provide an attractive, user-friendly interface for our customers. Disruptions, delays, failures or other performance issues with these customer-facing technology systems, or a failure of these systems to meet our or our customers' expectations, could impair the benefits they provide to our business and negatively affect our relationship with our customers and, as a result, our financial performance and results of operations.
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
As we expand our private brand offerings, we may become subject to increased risks due to our greater role in the design, manufacture, marketing and sale of those products. Risks include greater responsibility to administer and comply with applicable regulatory requirements, increased potential product liability and recall exposure, and increased potential reputational risks related to the responsible sourcing of those products. To effectively execute on our private brand strategy, we must also be able to successfully protect our proprietary rights and navigate and avoid claims related to the proprietary rights of third parties. An increase in sales of our private brand products may adversely affect sales of our vendors' products and, in turn, our relationships with certain of our vendors. Any failure to appropriately address these risks could damage our reputation and have an adverse effect on our business and results of operations.
We depend on vendors and other sources of merchandise, goods and services outside the U.S. Our business has been and could in the future continue to be affected by disruptions in, or other legal, regulatory, political, economic or public health issues associated with, our supply network.
We depend on vendors for timely and efficient access to products we sell. We source the majority of our merchandise from manufacturers located outside the U.S., primarily Asia. In the normal course of business, we provide credit enhancement to our vendors to support accounts receivable factoring and financing with third parties. Current economic conditions may adversely impact our vendors and they may be unable to access financing or become insolvent and unable to supply us with products, or we may be required to increase cash collateral levels or provide guarantees to support our vendors' financing arrangements. Any major changes in tax policy, such as the disallowance of tax deductions for imported merchandise could have a material adverse effect on our business, results of operations and liquidity.
We have experienced delays in merchandise inventory receipts and product delivery due to a shortage of vessels and air freight, port congestion, worker shortage impacting shipping and ports, truck driver shortages, rail congestion at major freight hubs and increased demand for consumer goods. Although these delays have not materially impacted our operations to date, they could potentially have a material adverse impact on future product availability, product mix and sales if the delays escalate. We have also experienced increases in shipping rates from Trans-Pacific ocean carriers due to increases in spot market rates and shortage of shipping capacity from China and other parts of Asia and increases in trucking costs due to truck driver shortages and fuel costs.
The procurement of all our goods and services is subject to the effects of price increases, which we may or may not be able to pass through to our customers. Our procurement of goods and services from outside the U.S. is subject to risks associated with political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, health pandemics, armed conflicts and other factors relating to foreign trade. All of these factors may affect our ability to access suitable merchandise on acceptable terms, are beyond our control and could negatively affect our business and results of operations.

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
In recent years, the U.S. has been engaged in extended trade negotiations with China, which has resulted in the implementation of tariffs on a significant number of products manufactured in China and imported into the U.S. While recent tariffs and modifications to trade agreements have not resulted in a material impact on our business, results of operations, and liquidity to date, any additional actions, if ultimately enacted, could negatively impact our ability and the ability of our third-party vendors and suppliers to source products from foreign jurisdictions, which could lead to an increase in the cost of goods and adversely affect the Company's profitability.
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
If our vendors, or any raw material vendors on which our vendors or our private label business relies, suffer prolonged manufacturing or transportation disruptions due to public health conditions or other unforeseen events, our ability to source product could be adversely impacted which would adversely affect our results of operations.
Disruption of global sourcing activities and quality and other concerns over our own brands could negatively impact brand reputation and earnings.
Economic and civil unrest in areas of the world where we source products, as well as shipping and dockage issues, could adversely impact the availability or cost of our products, or both. Most of the Company's goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and are subject to potential disruption due to labor unrest or shortages, security issues or natural disasters affecting any or all of these ports. In addition, in recent years, we have substantially increased the number and types of merchandise that are sold under the Company's proprietary brands. While we have focused on the quality of our proprietary branded products, we rely on third-parties to manufacture these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may vary from expectations and standards, the products may not meet applicable regulatory requirements which may require us to recall these products, or the products may infringe upon the intellectual property rights of third-parties. We face challenges in seeking indemnities from manufacturers of these products, including the uncertainty of recovering on such indemnity and the lack of understanding by manufacturers of U.S. product liability laws in certain foreign jurisdictions.
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

Economic, Global, Legal and External Risks
The Company's business is subject to discretionary consumer spending, unfavorable economic and political conditions, and other related risks.
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
Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect our business and results of operations. For example, unfavorable changes related to interest rates, rates of economic growth, fiscal and monetary policies of governments, inflation, deflation, tax rates and policy, unemployment trends, energy prices, and other matters that influence the availability and cost of merchandise, consumer confidence, spending and tourism could negatively affect our business and results of operations. Unstable political conditions, civil unrest, terrorist activities, armed conflicts or events of extreme violence, including any escalation of the conflict between Russia and Ukraine and the Israel-Hamas war, may disrupt commerce and could negatively affect our business and results of operations.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. The FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank on March 10, 2023 and March 12, 2023, respectively, and JPMorgan Chase Bank assumed all deposits and substantially all assets of First Republic Bank on May 1, 2023. The Company did not have any direct exposure to Silicon Valley Bank, New York Signature Bank or First Republic Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments, or to draw on our existing lines of credit, may be threatened and could have a material adverse effect on our business and financial condition.
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
The COVID-19 pandemic had a significant impact on the retail industry, including our business. Should we experience a regional or global pandemic or other public health crisis, including from a COVID-19 variant, influenza, Respiratory Syncytial Virus, other microorganism, infectious disease or other cause, it could have a significant negative impact on the Company's business, financial condition, results of operations and cash flows.
Litigation, legislation, regulatory developments or non-compliance could adversely affect our business and results of operations.
We are subject to various federal, state and local laws, rules, regulations, inquiries and initiatives in connection with both our core business operations and our credit card and other ancillary operations (including the Credit Card Act of 2009 and the Home Owners' Loan Act of 1933). Recent and future developments relating to such matters could increase our compliance costs and adversely affect the profitability of our credit card and other operations. Our effective tax rate is impacted by a number of factors, including changes in federal or state tax law, interpretation of existing laws and the ability to defend and support the tax positions taken on historical tax returns. Certain changes in any of these factors could materially impact the Company's effective tax rate and net income. The Inflation Reduction Act was enacted on August 16, 2022 and includes a number of provisions that may impact the Company, including a corporate alternative minimum tax on certain large corporations, incentives to address climate change mitigation and other non-income tax provisions, including an excise tax on the repurchase of our stock. We are assessing these impacts on our consolidated financial statements.

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
In addition, our business is subject to complex and rapidly evolving laws addressing data privacy and data protection and companies are under increased regulatory scrutiny with respect to these matters. The Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The interpretation and application of existing laws regarding data privacy and data protection are in flux and many states are considering new regulations in this area. Data privacy laws enacted in California, Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Tennessee, Montana, Texas, Oregon, New Jersey, Delaware and New Hampshire (as of February 1, 2024) and other applicable U.S. privacy laws or new state or federal laws may limit our ability to collect and use data, require us to modify our data processing practices or result in the possibility of fines, litigation or orders which may have an adverse effect on our business and results of operations. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may also require us to incur substantial costs to reach compliance or change the manner in which we use data.
Climate Change-Related Risks
Climate change, or legal, regulatory, or market measures to address climate change, could adversely affect our business and results of operations.
We have identified certain climate change-related risks that may impact our business over the short-, medium- and long-term. The nature of these risks depends on both the physical aspects of climate change as well as legal, regulatory, and market requirements, pressure to reduce our carbon footprint and our ability to understand and respond to rapidly evolving developments. Climate change and related measures could have adverse impacts on the Company's business, financial condition and results of operations, including, but not limited to:
•Regulatory Risks. Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect our business and results of operations. For example, energy or carbon policies (both existing and emerging) that apply to our energy suppliers have the ability to impact indirect costs to our operations through shifts in energy prices. Recent and future developments in regional cap-and-trade programs such as the Regional Greenhouse Gas Initiative (RGGI), which sets a declining limit on emissions from regulated power plants within the RGGI states, could increase our energy costs and affect the profitability of operations. The RGGI program spans 11 states and includes Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, Vermont, and Virginia. In 2020, Macy's, Inc. reported energy data for 217 locations across these states and could experience increases in the cost of energy in these regions as a result of the RGGI program. From 2021 to 2022, Macy's, Inc. experienced a 22% electricity cost increase across its sites located in RGGI states. Current environmental and climate-related regulation, both at the state and federal levels, are monitored as part of our enterprise risk management process.

New and emerging regulatory initiatives in the U.S. related to climate change and ESG could adversely affect our business. On March 6, 2024, the SEC adopted a final rule that will require registrants to disclose certain climate-related information in annual reports. The final rule will be effective for certain parts of our annual reports for fiscal 2025 and 2026 and could lead to increased costs and complexities associated with our SEC reporting.
•Reputational Risk. Maintaining our Company's reputation and brand image at a high level is critical to our operations and financial results. Reputational risk in relation to climate-related issues encompasses both supply chain issues and our position and progress toward cleaner energy production and consumption. We rely upon a diverse, global network of suppliers and vendors within our supply chain that may expose us to risks from a reputational and brand perspective. We utilize the Sustainable Apparel Coalition's Higg Index, a suite of tools for the standardized measurement of value chain sustainability. Data is collected from multiple tiers in our Macy's private brand apparel and home textile supply chains as part of our continued efforts to identify brand risk and advocate for sustainability improvements, including energy/greenhouse gas efficiency. Macy's private brands supply chain is and will continue to be impacted by climate change related weather events that may cause supply disruptions. We also use the Higg Index to collect data about the likely resiliency of our supply chains and as an engagement tool to strengthen relationships and make continuous improvement.

We face increasing pressure to demonstrate our products are environmentally-friendly. Our efforts to mitigate that risk include using materials or processes that are third-party certified for environmentally-friendly attributes like OEKO-TEX® as well as trademarked fibers like TENCEL™ and REPREVE®. Macy's and Bloomingdale's have curated sitelets online to help strengthen Macy's, Inc.'s position of being identified as a responsible retailer, committed to climate-related and broader environmental topics. These mitigation efforts may not be successful.
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
•Risk Related to Resource Use. There is increasing scrutiny on the use of resources, particularly energy sources and energy use. Pressure from regulators, consumers and other stakeholders to find alternatives and/or energy-efficient solutions to sharply reduce our use of natural resources is escalating. We continue to look for ways to address these issues and continue to explore developing best practices within the industry. Through memberships in industry groups such as the Sustainable Apparel Coalition, we are working to reduce the environmental and social impact of apparel and footwear products around the world. The use of recycled material textiles emits fewer greenhouse gas emissions and conserves water and energy as compared to making virgin fiber. Additionally, we have rolled out a framework to measure the social and environmental performance of more than 500 facilities, benchmarking by facility type to allow comparison of performance against that of peers.
Macy's, Inc.'s greatest opportunity for energy reduction continues to be through our lighting. Since 2010, across Macy's and Bloomingdale's store locations, total energy consumption has been reduced by more than 19.7% through LED lighting retrofits.
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
Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to this potential source of future liquidity. A downgrade in the ratings that rating agencies assign to the Company's short- and long-term debt has and may continue to negatively impact our access to the debt capital markets and increase our cost of borrowing. In addition, our asset-based credit facility requires us to maintain a specified fixed charge coverage ratio. Our ability to comply with the ratio may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If our results of operations deteriorate to a point where we are not in compliance with our debt covenants, and we are unable to obtain a waiver, much of our debt would be in default and could become due and payable immediately. Our assets may not be sufficient to repay in full this indebtedness, resulting in a need for an alternate source of funding. We cannot make any assurances that we would be able to obtain such an alternate source of funding on satisfactory terms, if at all, and our inability to do so could cause the holders of our securities to experience a partial or total loss of their investments in the Company.
Our level of indebtedness may adversely affect our ability to operate our business, remain in compliance with debt covenants, react to changes in our business or the industry in which we operate, or prevent us from making payments on our indebtedness.
As of February 3, 2024, the aggregate principal amount of our total outstanding indebtedness was $2,998 million. Our level of indebtedness could have important consequences for the holders of our debt and equity securities. For example, it could:
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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity
Macy's, Inc. is committed to protecting information that is valuable to our customers and critical to business operations from unauthorized access and disclosure.
Risk Management and Strategy
Macy's, Inc. operates a security operations program that employs a defense-in-depth strategy to provide layers of safeguards against cybersecurity threats. We apply a hybrid security framework model using the National Institute of Standards and Technologies (NIST), International Organization for Standardization (ISO) 27001, Control Objectives for Information and Related Technologies (COBIT) and Payment Card Industry Data Security Standard (PCI DSS) frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
We conduct ongoing risk assessments, as well as internal and external vulnerability scanning and penetration testing of select systems and platforms. We work with our cloud platform providers to implement a consistent security and control environment through a combination of internal, front-end and additional controls, such as access, firewall and authentication controls.
We undertake other activities to manage risks from cybersecurity threats, including: managing access to Company data; use of encryption; procedures to manage information security incidents, both actual and suspected; establishing security standards and procedures for day-to-day operations to promote optimal system performance and maintain the integrity of operational systems; implementing detection, prevention and recovery controls to protect information technology assets; backup procedures to prevent the loss of critical data; and restrictions on software installations, among other practices.
We have an enterprise risk management program that identifies and prioritizes enterprise risks. At committee and Board meetings periodically throughout the year, management discusses the risk exposures identified as being most significant to the Company and the related actions that management may take to monitor such exposures. The program utilizes a network of functional experts with managerial responsibility for various aspects of enterprise risk management. Our oversight of risks from cybersecurity threats have been implemented into our enterprise risk management program.
We have established data security breach preparedness and response plans that are tested and practiced regularly and address a range of scenarios that include data breaches and ransomware attacks. We are subject to regular information technology and security audits by internal audit staff.
Our policy is to vet and train colleagues and relevant contractors and to protect Company data. A pre-employment screening process is conducted for candidates, including contractors and third parties, with background verification checks on some candidates for employment. Colleagues, including relevant contractors, must receive appropriate security training and be made aware of organizational policies and procedures relevant for their job function.
In the event we experience an actual or threatened cybersecurity incident, our Security team will consult with a third-party security firm when appropriate, perform a root cause analysis and determine both how to address the threat and whether we could take additional steps to improve our security posture. In this regard prior cybersecurity incidents have informed changes to our processes to minimize vulnerabilities. As of the filing of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have occurred that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, if as a result of any future attacks our information technology systems are significantly damaged, cease to function properly or are subject to a significant cybersecurity breach, we may suffer an interruption in our ability to manage and operate the business, and our business strategy, results of operations or financial condition could be adversely affected. For additional information about risks related to actual or threatened cybersecurity incidents, see “Information Security, Cybersecurity, Privacy and Data Management Risks” in the “Risk Factors” section of this Annual Report on Form 10-K.
Governance
The Audit Committee of our Board of Directors is responsible for addressing policies with respect to the Company's risk assessment and risk management, including risks related to data privacy, computerized information controls and cybersecurity, and to consider any recommendations for improvement of such controls. The chairperson of the Audit Committee updates the full Board of Directors on these discussions.
The Audit Committee, and the full Board of Directors when appropriate, receive regular updates from management on IT security, internal and external security reviews, data protection, risk assessments, breach preparedness, systems disruption risk, threat assessments, response plans and consumer privacy compliance.
The Macy's, Inc. Security team is responsible for assessing and managing material risks from cybersecurity threats, including the prevention, mitigation, detection and remediation of cybersecurity incidents. The Macy's, Inc. Security team is comprised of security professionals with diverse backgrounds, including former law enforcement, government and military.
Users with access to Company data and information technology assets are required to promptly report known or suspected security incidents. Our incident response process escalates reporting of cybersecurity incidents to senior management and disclosure controls and procedures are in place to review impact on the Company.
Our Chief Information Security Officer (CISO) leads our data protection programs. Our CISO is head of information security, privacy, IT risk, identity and access management and has 33 years with the Company in various roles of increasing responsibilities including Audit Assurance, Computer Operations, Networking and System platforms. The CISO provides cybersecurity updates at least three times per year to the Audit Committee and an annual review with the full Board of Directors.
Item 2.    Properties.
The properties of the Company consist primarily of stores and related facilities, including a logistics network. The Company also owns or leases other properties, including corporate office space in New York and other facilities at which centralized operational support functions are conducted.
As of February 3, 2024, the operations of the Company included 718 store locations in 43 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 110 million square feet. These locations consisted of 286 owned locations, 339 leased locations, 90 locations operated under arrangements where the Company owned the building and leased the land and three locations of partly owned and partly leased buildings. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 15 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company's real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.
The Company's operations were conducted through the following branded store locations as of February 3, 2024:

Macy's	502
Bloomingdale's	57
Bluemercury	159
718
Store count activity for the 53 weeks ended February 3, 2024 was as follows:

Store count at beginning of fiscal year	722
Stores opened	9
Stores closed, consolidated into or relocated from existing centers	(13)
Store count at end of fiscal year	718

Additional information about the Company's store locations as of February 3, 2024 is as follows:

By Brand	Total	Owned	Leased	Subject to a Ground Lease	Partly Owned and Partly Leased
Macy's	502	273	142	84	3
Bloomingdale's	57	13	38	6	—
Bluemercury	159	—	159	—	—
	718	286	339	90	3
Additional information about the Company's logistics network as of February 3, 2024 is as follows:

Location	Primary Function	Owned or Leased	Square Footage (thousands)
Bridgeton, MO	Stores	Leased	43
Cheshire, CT	Direct to customer	Leased	719
Chicago, IL	Stores	Owned	862
Columbus, OH	Stores	Leased	673
Dayton, OH	Stores	Leased	107
Denver, CO	Stores	Leased	20
Goodyear, AZ	Direct to customer	Owned	1,560
Hayward, CA	Stores	Owned	310
Joppa, MD	Stores	Owned	850
Kapolei, HI	Stores	Leased	260
Los Angeles, CA	Stores	Owned	1,529
Martinsburg, WV	Direct to customer	Owned	2,200
Miami, FL	Stores	Leased	535
Portland, TN	Direct to customer	Owned	1,455
Raritan, NJ	Stores	Owned	980
Sacramento, CA	Direct to customer	Leased	385
Secaucus, NJ	Stores	Leased	675
South Windsor, CT	Stores	Owned	595
Stone Mountain, GA	Stores	Owned	920
Tomball, TX	Stores	Leased	902
Tukwila, WA	Stores	Leased	500
Tulsa, OK	Direct to customer	Owned	2,195
Union City, CA	Stores	Leased	165
Youngstown, OH	Direct to customer	Owned	610
Item 3.    Legal Proceedings.
The Company and its subsidiaries are involved in various proceedings that are incidental to the normal course of their businesses. As of the date of this report, the Company does not expect that any of such proceedings will have a material adverse effect on the Company's financial position or results of operations.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's common stock is listed on the New York Stock Exchange under the trading symbol “M.” As of February 3, 2024, the Company had approximately 12,000 stockholders of record.

The declaration and payment of future dividends will be at the discretion of the Company's Board of Directors, are subject to restrictions under the Company's debt instruments and may be affected by various other factors, including the Company's earnings, financial condition and legal or contractual restrictions.
On February 22, 2022, the Company announced that its Board of Directors authorized a $2.0 billion share repurchase program, which does not have an expiration date. The Company may continue, discontinue or resume purchases of common stock under this or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice. As of February 3, 2024, $1.4 billion remained available for repurchase under this authorization.
The following graph compares the cumulative total stockholder return on the Company's common stock with the Standard & Poor's 500 Composite Index and the Company's peer groups for the period from February 2, 2019 through February 3, 2024, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

Total Stockholder Return Performance
$250
$200
$150
$100
$50
2/2/2019
2/1/2020
1/30/2021
1/29/2022
1/28/2023
2/3/2024
M
Peer group
S&P 500
S&P 500 Retail Select Index

The peer group comprised of companies within the S&P Retail Select Index is used by the Compensation and Management Development Committee of the Board of Directors for evaluating compensation related to the Company's performance-based restricted stock units. The Compensation and Management Development Committee of the Board of Directors also uses peer group comparisons and benchmarking and to assess and evaluate compensation for the Company's executive officers. The companies included in the peer group are Best Buy Co., Inc., Burlington Stores Inc., Dicks Sporting Goods, Inc., Dillard's, Inc., Dollar Tree, Inc., Foot Locker, Inc., Gap Inc., Kohl's Corporation, Lowes Companies, Inc., Nordstrom, Inc., Ross Stores, Inc., Target Corporation, TJX Companies, Inc., Ulta Beauty, Inc., and Williams-Sonoma, Inc. In 2023, Bed, Bath & Beyond Inc. was removed from the peer group because it was no longer publicly traded.

PART II
Item 6.    [Reserved]
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2023 compared to 2022 and 2021. The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended February 3, 2024 to January 28, 2023 and January 29, 2022. For a full discussion of changes from the fiscal year ended January 28, 2023 to the fiscal year ended January 29, 2022, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (filed March 24, 2023). This section also contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in "Risk Factors" and "Forward-Looking Statements."
Fiscal 2023 Overview
Over the past several years, the Company has taken proactive actions to fortify its operations, including strengthening our balance sheet, managing expenses and improving inventory productivity. The dedicated work of our teams delivered a solid close to 2023 and provides a strong foundation for the Company to execute its new strategy, A Bold New Chapter, detailed further below. In evaluating 2023 performance, the Company considered its results against 2022. Certain financial highlights are as follows:
•Comparable sales, on a 52-week basis, decreased 6.9% on an owned basis and 6.0% on an owned-plus-licensed basis.
•Other revenue, consisting of net credit card revenue and Macy's Media Network revenue, decreased $233 million to $774 million.
•The gross margin rate was 38.8%, an increase of 140 basis points from 37.4%.
•Selling, general & administrative (SG&A) expenses decreased $86 million to $8,375 million, or 35.1% of net sales, an increase of 190 basis points.
•Net income was $105 million, a decrease from net income of $1,177 million. Net income adjusted for impairment, restructuring and other costs, settlement charges, and losses on early retirement of debt (Adjusted net income) declined from $1,259 million to adjusted net income of $973 million.
•Earnings before interest, taxes, depreciation and amortization excluding restructuring, impairment, store closings and other costs and settlement charges (Adjusted EBITDA) were $2,317 million, a decline from $2,648 million.
•Diluted earnings per share were $0.38, compared to diluted earnings per share of $4.19. On an adjusted basis, diluted earnings per share were $3.50, compared to adjusted diluted earnings per share of $4.48.
•Merchandise inventories were up 2% and inventory turnover decreased 2%.
See pages 31 to 33 for reconciliations of the non-GAAP financial measures presented above to the most comparable U.S. generally accepted accounting principles (GAAP) financial measures and other important information.

Company Strategy
During 2023, the Company focused on its five growth vectors, introduced at the start of the fiscal year and representing strategic investments designed to target future long-term profitable sales growth. Items actioned under each growth vector in 2023 include, but are not limited to, the following:
•Macy's private brand reimagination: In August 2023, Macy's launched On 34th, its first new private brand under the reimagination, with a strong customer response. Throughout 2023, Macy's refreshed I.N.C. in phases to further elevate the design strategy and fashion offering, and exited several heritage women's brands, including Alfani and Karen Scott.
•Macy's and Bloomie's small formats: In 2023, the Company opened four additional Macy's small format locations and one additional Bloomie's location.
•Digital marketplace: The Company launched Bloomingdale's marketplace in the second quarter of 2023 and continued to grow Macy's marketplace, ending the year with 120 brands and over 2,300 brands, respectively, at each nameplate.
•Luxury: In 2023, Bloomingdale's celebrated 50 years of its iconic Big Brown Bag, added several exciting brands and launched key collaborations with engaging in-store and digital activations, including Barbie- and Wonka-themed takeovers of The Carousel @ Bloomingdale's. The fourth quarter of 2023 marked Bluemercury's 12th consecutive quarter of comparable sales growth. It also unveiled two remodeled luxury stores in 2023 with elevated spa offerings and high-touch customer service, which serve as the foundation for future locations.
•Personalized offers and communication: The digital and technology teams tested and learned throughout 2023, including the recent launch of several multi-touch communications. The Company anticipates moving from testing in 2023 to scaling in 2024.
On February 27, 2024, the Company announced its new strategy, A Bold New Chapter, which is designed to return the Company to enterprise growth, unlock shareholder value, and better serve its customers. This new strategy builds on the five growth vectors, adds newly identified and stress-tested areas of opportunities, and is supported by the Company's financial disciplines. Over the next three years, the Company plans to:
•.Strengthen the Macy's nameplate
◦Rationalize store base: The Company identified approximately 150 underproductive Macy's locations for closure over the next three years (collectively, the "non-go-forward" locations), which will allow for monetization of assets at the non-go-forward locations and prioritization of investments in the approximately 350 remaining Macy's locations (collectively, the "go-forward" locations) where the Company believes it has the most opportunity to improve square footage productivity. In 2023, the 150 non-go-forward locations represented approximately 25% of the Company's gross square footage but less than 10% of net sales.
◦Rollout small format: The Company operated 12 Macy's small format stores at the end of the year and plans to add up to 30 locations in the next two years.
◦Revitalize assortment: The Company recently shifted its merchant colleague responsibilities to a full category approach rather than separate teams for owned and licensed business. This new approach allows the merchant organization to better focus on the nuances that make each category thrive, provides higher visibility and awareness across entire categories, strengthens relationships with partners, allows for diversification of product across price points, and better positions the Company to grow market share. The Company also expects to continue its private brand reimagination by capitalizing on white space opportunities that complement market brands and provide customers with more reasons to shop Macy's. The private brands generate higher merchandise margins and profit contribution relative to market brands.
◦Launch First 50 Doors: In 2023, the Company tested a small number of incubator locations with new ideas, including but not limited to elevated assortments, improved visual presentations and additional staffing in certain departments. These ideas were based on customer feedback and prioritized conversion. The comparable sales at these incubator locations outperformed the broader Macy's fleet by over 350 basis points. Given the results, the Company recently expanded the pilot to 50 locations, which will be referred to as the First 50. Learnings from the First 50 are expected to be applied to a broader set of locations beginning in fiscal 2025.
◦Grow digital: The Company plans to reevaluate its foundation to develop better search and navigation tools and offer personalized communications and recommendations that have a definitive Macy's point of view, culminating in an efficient and speedy checkout. Also, the Company plans to expand Marketplace and Macy's Media Network to improve profitability and increase customer engagement.

•.Accelerate luxury growth
◦Accelerate Bloomingdale's growth: The Company plans to open a combined 15 Bloomie's and Bloomingdale's The Outlet locations over the next three years in new and existing markets, with the intent of leveraging the new markets to expand digital presence.
◦Accelerate Bluemercy growth: The Company will launch "The New Blue," Bluemercury's total omni-channel evolution inclusive of updated branding and store models. The Company plans to open at least 30 Bluemercury locations and remodel approximately 30 locations over the next three years with an expanded assortment, elevated aesthetics, centralized customer service hubs, integrated spa facilities and technology to support relationship building.
•.Simplify and modernize end-to-end operations
◦Rationalize and monetize the Company's supply chain portfolio, streamline fulfillment, improve inventory planning and allocation, and deliver a scalable technology platform: The benefits and cost savings from these activities are expected to fund the investments necessary to support the Company's strategy, offset inflationary cost pressures, and constrain fulfillment expense and SG&A dollar growth.
The Company considers fiscal 2024 a transition and investment year as it implements A Bold New Chapter.

Analysis of Results of Operations

	2023			2022			2021
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$23,092			$24,442			$24,460
Other revenue	774	3.4%		1,007	4.1%		939	3.8%
Total revenue	23,866			25,449			25,399
Cost of sales	(14,143)	(61.2)%		(15,306)	(62.6)%		(14,956)	(61.1)%
Selling, general and administrative expenses	(8,375)		(35.1)%	(8,461)		(33.2)%	(8,154)		(32.1)%
Gains on sale of real estate	61		0.3%	89		0.3%	91		0.4%
Impairment, restructuring and other costs	(1,027)		(4.3)%	(41)		(0.2)%	(30)		(0.1)%
Operating income	$382		1.6%	$1,730		6.8%	$2,350		9.3%

Diluted earnings per share	$0.38			$4.19			$4.55

Supplemental Financial Measure
Gross margin	$8,949	38.8%		$9,136	37.4%		$9,504	38.9%
Digital sales as a percent of net sales	33%			33%			35%
Increase (decrease) in comparable sales	(6.9)%			0.3%			43.0%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an owned plus licensed basis	(6.0)%			0.6%			42.9%
Adjusted diluted earnings per share	$3.50			$4.48			$5.31
EBITDA	$1,156			$2,568			$3,194
Adjusted EBITDA	$2,317			$2,648			$3,320
See pages 31 to 33 for reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Comparison of 2023 and 2022

	2023	2022
Net sales	$23,092	$24,442
Change in comparable sales	(6.9)%	0.3%
Change in comparable sales on an owned plus licensed basis	(6.0)%	0.6%
Digital sales as a percent of net sales	33%	33%
Net sales for the Company in 2023, which included $252 million of net sales recognized in the 53rd week, were down 5.5% from 2022. Comparable sales on an owned plus licensed basis decreased 6.0%, adjusted for the 53rd week in fiscal 2023. Net sales decreased for Macy's and Bloomingdale's, but grew for Bluemercury, and were impacted by a volatile macroeconomic environment as consumer spending in discretionary categories continued to be under pressure. Macy's experienced strength in beauty, particularly fragrances and prestige cosmetics, women's career sportswear, and men's tailored. Women's casual sportswear, active, and big ticket underperformed from the prior year. Owned average unit retail ("AUR") increased 5.1% from 2022, primarily driven by changes in product and category mix.

	2023		2022
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$619	2.7%	$863	3.5%
Macy's Media Network, net	155	0.7%	144	0.6%
Other revenue	$774	3.4%	$1,007	4.1%

Proprietary credit card sales penetration	42.9%		42.9%
The decrease in other revenues from 2022 to 2023 was driven by a $244 million, or 28% decrease, in credit card revenues. This decrease was primarily driven by increased portfolio funding costs and higher credit losses, partially offset by higher finance charge income. Macy Media Network grew $11 million, or 8% from 2022.

	2023	2022
Cost of sales	$(14,143)	$(15,306)
As a percent to net sales	61.2%	62.6%
Gross margin	$8,949	$9,136
As a percent to net sales	38.8%	37.4%
Gross margin rate and merchandise margin rate increased 140 basis points and 80 basis points, respectively, from 2022 to 2023. The increase in merchandise margin was driven by lower permanent markdowns and improved inbound freight costs. Partially offsetting these benefits were anticipated changes in category mix and an increase in inventory shortage. Delivery expense, which is not a component of merchandise margin, as a percent of net sales decreased 60 basis points primarily due to improved carrier rates from contract renegotiation and improvements in inventory allocation.

	2023	2022
SG&A expenses	$(8,375)	$(8,461)
As a percent to total revenue	35.1%	33.2%
SG&A expenses decreased $86 million, or 1%, from 2022 to 2023 due to ongoing expense discipline and effective implementation of cost saving initiatives. The increase in SG&A expense as a percent to total revenue was driven by the decline in total revenue.

	2023	2022
Gains on sale of real estate	$61	$89
2023 asset sale gains primarily relate to the sale of eight properties, while 2022 asset sale gains mainly consist of gains from the sale of six properties.

	2023	2022
Impairment, restructuring and other costs	$(1,027)	$(41)
On February 27, 2024, the Company announced its new strategy, A Bold New Chapter, which is designed to return the Company to enterprise growth, unlock shareholder value, and better serve its customers. The $1.0 billion of impairment, restructuring and other costs recognized in 2023 primarily relates to actions that align with A Bold New Chapter. The $957 million non-cash asset impairment charge recognized in 2023 primarily related to the approximately 150 locations planned for closure over the next three years, and the remaining non-cash impairment charge is associated with corporate and other assets. The $55 million of cash restructuring charges recognized in 2023 consisted primarily of cash expenditures related to employee termination and severance charges. The charges recognized in 2022 primarily related to the write-off of capitalized software assets.

	2023	2022
Benefit plan income, net	$11	$20
The Company recorded non-cash net benefit plan income related to the Company's defined benefit plans. This income includes the net amount of interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses. The decrease in benefit plan income from 2022 to 2023 was mainly driven by a decrease in the plan asset returns and higher discount rates as a result of market conditions.

	2023	2022
Settlement charges	$(134)	$(39)
Settlement charges in 2023 were higher than 2022 as they primarily related to the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company. The settlement charges in 2022 were primarily related to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit retirement plans as the result of lump sum distributions associated with retiree distribution elections.

	2023	2022
Net interest expense	$(135)	$(162)
The 17% decrease in net interest expense, excluding losses on early retirement of debt, was driven by an increase in interest income and interest savings associated with the financing activities completed in the first quarter of 2022 as well as lower Asset Based Lending (ABL) Credit Facility borrowings in 2023 compared to 2022.

	2023	2022
Losses on early retirement of debt	$—	$(31)
In 2022, losses on early retirement of debt were recognized due to the early payment of $1.1 billion aggregate principal amount of senior notes and debentures in March 2022.

	2023	2022
Effective tax rate	15.3%	22.5%
Federal income statutory rate	21%	21%
In 2023, income tax expense of $19 million, or 15.3% of pretax income reflects a different effective tax rate as compared to the Company's federal income tax statutory rate of 21% due to reduced pretax income as a result of the aforementioned impairment charges, which amplified the impact of net tax credits on the effective rate. In 2022, income tax expense of $341 million, or 22.5% of pretax income, reflects a different effective tax rate as compared to the company's federal income tax statutory rate of 21% due to the impact of state and local taxes, partially offset by the benefit of state tax settlements.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the asset-based credit facility described below. Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, lease obligations, merchandise purchase obligations, retirement plan benefits, and self-insurance reserves. See Notes 4, 6 and 9 to the consolidated financial statements included in Item 8 of this Report for amounts outstanding on February 3, 2024, related to leases, debt, and retirement plans, respectively. Merchandise purchase obligations represent future merchandise payables for inventory purchased from various suppliers through contractual arrangements and are expected to be funded through cash from operations.
We believe that our available cash, together with expected future cash generated from operations, the amount available under our credit facility, and credit available in the market will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends for at least the next 12 months and the foreseeable future thereafter.
Capital Allocation
The Company's capital allocation goals include maintaining a healthy balance sheet and investment-grade credit metrics to be best-positioned for access to bank and capital market funding under all economic scenarios, followed by investing in the business through initiatives to drive long-term profitable growth and returning capital to shareholders through dividends and share repurchases.
The Company ended the year with a cash and cash equivalents balance of $1,034 million, an increase from $862 million in 2022. Also, the Company is party to the ABL Credit Facility with certain financial institutions providing for a $3,000 million Revolving ABL Facility. As of February 3, 2024, borrowing capacity of the ABL Credit Facility was $2,852 million, which considers a $148 million reduction due to standby letters of credit outstanding and borrowing availability was $2,582 million, which considers a further $270 million reduction due to inventory levels and its impact on the ABL borrowing base.

	2023	2022	2021
Net cash provided by operating activities	$1,305	$1,615	$2,712
Net cash used by investing activities	(913)	(1,169)	(370)
Net cash used by financing activities	(220)	(1,296)	(2,381)
Operating Activities
Net cash provided by operating activities was $1,305 million in 2023 compared to $1,615 million in 2022. The decrease was primarily driven by lower adjusted EBITDA and working capital changes, partially offset by lower interest payments net of interest received and lower cash tax payments. The 2023 fiscal year ended in the beginning of calendar February compared to the end of calendar January in fiscal 2022, resulting in a larger reduction in accounts payable and accrued liabilities in fiscal 2023 compared to fiscal 2022.
The Company's future material contractual obligations and commitments as it relates to operating activities as of February 3, 2024 are approximately $6.5 billion of operating lease obligations primarily due after 2027 and $2.8 billion of other obligations, the majority consisting of merchandise purchase obligations due in less than one year. Note 4 and Note 14 to the Financial Statements provide additional information on operating leases and other obligations, respectively.
Investing Activities
The Company's 2023 capital expenditures were $993 million, mainly driven by digital and technology investments, data and analytics, supply chain modernization and enhanced omni-channel capabilities. The Company also opened nine new stores in 2023 across nameplates and formats, and continued to invest in its current stores.
The Company expects capital expenditures to be approximately $875 million during 2024. The Company's spend will be primarily focused on initiatives that will support A Bold New Chapter, including digital and technology investments, investments in our remaining go-forward locations, small format store openings and omni-channel capabilities. These expenditures are expected to be financed with cash from operations and existing cash and cash equivalents. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of capital expenditure needs or based on the current economic environment.
Financing Activities
Dividends
The Company paid dividends totaling $181 million in 2023 and $173 million in 2022. The Board of Directors declared regular quarterly dividends of 16.54 cents per share on the Company's common stock, paid on April 3, 2023, July 3, 2023, October 2, 2023 and January 2, 2024, to Macy's, Inc. shareholders of record at the close of business on March 15, 2023, June 15, 2023, September 15, 2023 and December 15, 2023, respectively.

On February 23, 2024, the Company's Board of Directors declared a regular quarterly dividend of 17.37 cents per share on its common stock, payable April 1, 2024, to shareholders of record at the close of business on March 15, 2024. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.
Stock Repurchases
On February 22, 2022, the Company announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. During 2023, the Company repurchased approximately 1.4 million shares of its common stock at an average cost of $17.57 per share for $25 million. During 2022, the Company repurchased 24.0 million shares of its common stock at an average cost of $24.98 per share for $600 million. As of February 3, 2024, $1.4 billion remains available under the authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.
Debt Transactions
The Company borrowed and repaid $961 million under the ABL Credit Facility in 2023. The Company had no outstanding borrowings under the ABL Credit Facility as of February 3, 2024.
At February 3, 2024, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $2,409 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest if there is both a change of control (as defined in the applicable indenture) of the Company and the notes are rated by specified rating agencies at a level below investment grade.
The Company's future contractual obligations and commitments as it relates to financing activities as of February 3, 2024 are $3.0 billion of long-term debt obligations and $1.6 billion of related interest, $148 million of standby letters of credit and $21 million of finance lease obligations. Note 6 and Note 4 to the Financial Statements provide additional information on debt and finance leases, respectively.
As of February 3, 2024, the Company's credit rating and outlook were as described in the table below:

	Moody's	Standard & Poor's	Fitch
Long-term debt	Ba1	BB+	BBB-
Outlook	Stable	Stable	Stable
Guarantor Summarized Financial Information
The Company has senior unsecured notes and senior unsecured debentures (collectively the Unsecured Notes) outstanding with an aggregate principal amount of $3,007 million outstanding as of February 3, 2024, with maturities ranging from 2025 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC (MRH, or Subsidiary Issuer), a 100%-owned subsidiary of Macy's, Inc. (Parent together with the Subsidiary Issuer are the Obligor Group), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior unsecured obligations, senior to any of the Company's future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company's subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company's secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantee are effectively subordinated to all of the Subsidiary Issuer's and Parent and their subsidiaries' existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $9,423 million as of February 3, 2024 have been excluded from the Summarized Balance Sheets. Equity in the earnings of non-Guarantor subsidiaries of $2,291 million have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

Summarized Balance Sheet

February 3, 2024
(in millions)
ASSETS
Current Assets	$1,028
Noncurrent Assets	6,145

LIABILITIES
Current Liabilities	$1,800
Noncurrent Liabilities (a)	10,654
a)Includes net amounts due to non-Guarantor subsidiaries of $5,645 million
Summarized Statement of Operations

2023
(in millions)
Net Sales	$962
Consignment commission income (a)	3,584
Other revenue	159
Cost of sales	(457)
Operating loss	(1,837)
Loss before income taxes (b)	(1,325)
Net loss	(1,313)
a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary
b)Includes $874 million of dividend income from non-Guarantor subsidiaries
Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned plus licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure that the company believes provides meaningful information about its operational efficiency by excluding the impact of changes in tax law and structure, debt levels and capital investment. In addition, management believes that excluding certain items that are not associated with the Company's core operations and that may vary substantially in frequency and magnitude period-to-period from net income, diluted earnings per share and EBITDA provide useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. The Company uses certain non-GAAP financial measures as performance measures for components of executive compensation.
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

Macy's, Inc.	53 Weeks Ended February 3, 2024 vs. 52 Weeks Ended January 28, 2023	52 Weeks Ended January 28, 2023 vs. 52 Weeks Ended January 29, 2022	52 Weeks Ended January 29, 2022 vs. 52 Weeks Ended January 30, 2021
Increase (decrease) in comparable sales on an owned basis (Note 1)	(6.9)%	0.3%	43.0%
Impact of growth in comparable sales of departments licensed to third parties (Note 2)	0.9%	0.3%	(0.1)%
Increase (decrease) in comparable sales on an owned plus licensed basis	(6.0)%	0.6%	42.9%
(1)Represents the period-to-period percentage change in net sales from stores in operation throughout the year presented and the immediately preceding year, adjusting for the 53rd week in fiscal 2023. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties or Marketplace. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or a material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales differ among companies in the retail industry.
(2)Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year, including Marketplace sales, adjusting for the 53rd week in fiscal 2023 in the calculation of comparable sales. Macy's and Bloomingdale's license third parties to operate certain departments in its stores and online and receives commissions from these third parties based on a percentage of their net sales, while Bluemercury does not participate in licensed or Marketplace businesses. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department or Marketplace sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP (i.e., on an owned basis). The amounts of commissions earned on sales of departments licensed to third parties and from the digital Marketplace are not material to its net sales for the periods presented.

Adjusted Net Income and Adjusted Diluted Earnings Per Share
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income to GAAP net income and adjusted diluted earnings per share to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	2023		2022		2021
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share data)
As reported	$105	$0.38	$1,177	$4.19	$1,430	$4.55
Impairment, restructuring and other costs	1,027	3.69	41	0.15	30	0.10
Settlement charges	134	0.48	39	0.14	96	0.31
Losses on early retirement of debt	—	—	31	0.11	199	0.63
Income tax impact of certain items identified above	(293)	(1.05)	(29)	(0.11)	(87)	(0.28)
As adjusted	$973	$3.50	$1,259	$4.48	$1,668	$5.31
EBITDA and Adjusted EBITDA
The following is a tabular reconciliation of the non-GAAP financial measure EBITDA and Adjusted EBITDA to GAAP net income, which the Company believes to be the most comparable GAAP measure.

	2023	2022	2021
	(millions)
Net income	$105	$1,177	$1,430
Interest expense - net	135	162	255
Losses on early retirement of debt	—	31	199
Federal, state and local income tax expense	19	341	436
Depreciation and amortization	897	857	874
EBITDA	$1,156	$2,568	$3,194
Impairment, restructuring and other costs	1,027	41	30
Settlement charges	134	39	96
Adjusted EBITDA	$2,317	$2,648	$3,320
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
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics and its cost value is derived from the current retail selling value. The retail inventory method inherently requires operational management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
Permanent markdowns designated for clearance activity are recorded when the utility of the inventory has diminished. Operational factors considered in determining to permanently markdown inventory include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded.

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
During fiscal 2023, the Company recognized impairment charges of $957 million primarily related to the approximately 150 locations planned for closure over the next three years as part of A Bold New Chapter strategy, and the remaining associated with corporate and other assets
If the Company commits to a plan to dispose of a long-lived asset before the end of its previously estimated useful life or changes its use of corporate assets, estimated cash flows are revised accordingly, and the Company may be required to record an asset impairment charge. Additionally, related liabilities arise such as severance, contractual obligations and other accruals associated with store closings from decisions to dispose of assets. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment and restructuring charge recorded.
Goodwill and Intangible Assets
The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually, as of the end of fiscal May, or more frequently if an event occurs or circumstances change, for possible impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other. For impairment testing, goodwill has been assigned to reporting units which consist of the Company's retail operating divisions. Macy's and Bluemercury are the only reporting units with goodwill as of February 3, 2024, and 98% of the Company's goodwill is allocated to the Macy's reporting unit.
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
For the Company's annual impairment assessment as of the end of fiscal May 2023 and 2022, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and goodwill and intangible assets with indefinite lives were not impaired.

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
The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2023 and 2022. As of the date of this report, the Company does not anticipate making funding contributions to the Pension Plan in 2024.
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
The Company's assumed annual long-term rate of return for the Pension Plan's assets was 5.30% for 2023, 4.60% for 2022 and 5.75% for 2021 based on expected future returns on the portfolio of assets. As of February 3, 2024, the Company held flat the assumed annual long-term rate of return for the Pension Plan's assets at 5.30% based on expected future returns on the portfolio of assets. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return assumption on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2024 pension expense by approximately $5 million.
The Company discounted its future pension obligations using a weighted-average rate of 5.06% at February 3, 2024 and 4.73% at January 28, 2023 for the Pension Plan and 5.08% at February 3, 2024 and 4.74% at January 28, 2023 for the SERP. The discount rate used to determine the present value of the Company's Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. As the discount rate is reduced or increased, the pension liability would increase or decrease, respectively, and future pension expense would decrease or increase, respectively. Lowering the discount rates by 0.25% would increase the projected benefit obligations at February 3, 2024 by approximately $37 million and would decrease estimated 2024 pension expense by approximately $2 million. Increasing the discount rates by 0.25% would decrease the projected benefit obligations at February 3, 2024 by approximately $36 million and would increase estimated 2024 pension expense by approximately $2 million.

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
The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6, Financing, to the Consolidated Financial Statements and funding activities of its credit card portfolio, which are described in Note 2, Revenue, to the Consolidated Financial Statements. All of the Company's borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At February 3, 2024, the Company was not a party to any derivative financial instruments and based on the Company's lack of market risk sensitive instruments outstanding at February 3, 2024, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations or cash flows as of such date.
Item 8.    Financial Statements and Supplementary Data.
Information called for by this item is set forth in the Company's Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index:

REPORT OF MANAGEMENT
To the Shareholders of Macy's, Inc.:
The integrity and consistency of the Consolidated Financial Statements of Macy's, Inc. and subsidiaries, which were prepared in accordance with accounting principles generally accepted in the United States of America, are the responsibility of management and properly include some amounts that are based upon estimates and judgments.
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
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and has issued Management's Report on Internal Control over Financial Reporting.
The Consolidated Financial Statements of the Company have been audited by KPMG LLP. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audits.
The Audit Committee, composed solely of outside directors, meets periodically with KPMG LLP, the internal auditors and representatives of management to discuss auditing and financial reporting matters. In addition, KPMG LLP and the Company's internal auditors meet periodically with the Audit Committee without management representatives present and have free access to the Audit Committee at any time. The Audit Committee is responsible for recommending to the Board of Directors the engagement of the independent registered public accounting firm and the general oversight review of management's discharge of its responsibilities with respect to the matters referred to above.
Tony Spring
Chief Executive Officer
Adrian V. Mitchell
Chief Operating Officer and Chief Financial Officer
Paul Griscom
Senior Vice President, Controller

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Macy's, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Macy's, Inc. and subsidiaries (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating these critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Fair value of certain long-lived assets
As discussed in Note 1 to the consolidated financial statements, the carrying value of long-lived assets, inclusive of right-of-use assets, is periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the asset exceeds its fair value. As discussed in Note 3, the Company recognized a $957 million of pre-tax impairment charge primarily related to locations planned for closure over the next three years, which is inclusive of both leased and owned locations, and the remaining amount is associated with corporate and other assets.
We identified the evaluation of fair value of certain long-lived assets, specifically properties and right-of-use assets, as a critical audit matter. Subjective and challenging auditor judgment was required to assess certain key assumptions, specifically identification of comparable transactions and adjustments to the comparable market data based on the specific characteristics of the property. Changes in these key assumptions could have a significant impact on the fair value of certain properties and right-of-use assets. Additionally, the evaluation of the key assumptions required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s impairment assessment process for long-lived assets. This included a control related to the determination of the key assumptions used to estimate the fair value of properties and right-of-use assets. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the reasonableness of the fair value for a sample of long-lived assets by:
•evaluating management’s assumptions and methodology for the sampled right-of-use assets with a zero fair value
•developing independent fair value ranges for the sampled properties and right-of-use assets using the market approach or income approach based on the operations and specific characteristics of each asset
•comparing the independent fair value estimate ranges for the sampled properties and right-of-use assets to the Company’s fair value estimates that were ultimately used to identify and record impairment, if applicable.
Merchandise inventories
As discussed in Note 1, merchandise inventories are valued at the lower of cost or market using the last-in, first-out retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics. Inventory retail values are converted to cost basis by applying specific average cost factors for each merchandise department. The calculation includes a number of inputs including the retail value of inventory and adjustments to inventory costs such as mark down allowances, shrinkage and permanent markdowns. The Company’s merchandise inventories were $4,361 million as of February 3, 2024.
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
/s/ KPMG LLP
We have served as the Company's auditor since 1988.
Cincinnati, Ohio
March 22, 2024

MACY'S, INC. CONSOLIDATED STATEMENTS OF INCOME (millions, except per share data)

	2023	2022	2021
Net sales	$23,092	$24,442	$24,460
Other revenue	774	1,007	939
Total revenue	23,866	25,449	25,399

Cost of sales	(14,143)	(15,306)	(14,956)
Selling, general and administrative expenses	(8,375)	(8,461)	(8,154)
Gains on sale of real estate	61	89	91
Impairment, restructuring and other costs	(1,027)	(41)	(30)
Operating income	382	1,730	2,350
Benefit plan income, net	11	20	66
Settlement charges	(134)	(39)	(96)
Interest expense, net	(135)	(162)	(255)
Losses on early retirement of debt	—	(31)	(199)
Income before income taxes	124	1,518	1,866
Federal, state and local income tax expense	(19)	(341)	(436)
Net income	$105	$1,177	$1,430
Basic earnings per share	$0.38	$4.28	$4.66
Diluted earnings per share	$0.38	$4.19	$4.55
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (millions)

	2023	2022	2021
Net income	$105	$1,177	$1,430
Other comprehensive income, net of taxes:
Net actuarial gain (loss) and prior service credit on post employment and postretirement benefit plans, net of tax effect of $7 million, $(12) million and $23 million	19	(38)	69
Reclassifications to net income:
Net actuarial loss and prior service cost on post employment and postretirement benefit plans, net of tax effect of $1 million, $4 million and $9 million	3	13	25
Settlement charges, net of tax effect of $34 million, $10 million and $24 million	100	29	72
Total other comprehensive income	122	4	166
Comprehensive income	$227	$1,181	$1,596
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC. CONSOLIDATED BALANCE SHEETS (millions)

	February 3, 2024	January 28, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,034	$862
Receivables	293	300
Merchandise inventories	4,361	4,267
Prepaid expenses and other current assets	401	424
Total Current Assets	6,089	5,853
Property and Equipment – net	5,308	5,913
Right of Use Assets	2,305	2,683
Goodwill	828	828
Other Intangible Assets – net	430	432
Other Assets	1,286	1,157
Total Assets	$16,246	$16,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Merchandise accounts payable	$1,913	$2,053
Accounts payable and accrued liabilities	2,434	2,750
Income taxes	83	58
Total Current Liabilities	4,430	4,861
Long-Term Debt	2,998	2,996
Long-Term Lease Liabilities	2,986	2,963
Deferred Income Taxes	745	947
Other Liabilities	950	1,017
Shareholders’ Equity:
Common stock (274.2 and 271.3 shares outstanding)	3	3
Additional paid-in capital	352	467
Accumulated equity	6,190	6,268
Treasury stock	(1,912)	(2,038)
Accumulated other comprehensive loss	(496)	(618)
Total Shareholders' Equity	4,137	4,082
Total Liabilities and Shareholders’ Equity	$16,246	$16,866
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 30, 2021	$3	$571	$3,928	$(1,161)	$(788)	$2,553
Net income			1,430			1,430
Other comprehensive income					166	166
Common stock dividends ($0.30 per share)			(90)			(90)
Stock repurchases				(500)		(500)
Stock-based compensation expense		55				55
Stock issued under stock plans		(109)		116		7
Balance at January 29, 2022	3	517	5,268	(1,545)	(622)	3,621
Net income			1,177			1,177
Other comprehensive income					4	4
Common stock dividends ($0.63 per share)		4	(177)			(173)
Stock repurchases				(601)		(601)
Stock-based compensation expense		54				54
Stock issued under stock plans		(108)		108		—
Balance at January 28, 2023	3	467	6,268	(2,038)	(618)	4,082
Net income			105			105
Other comprehensive income					122	122
Common stock dividends ($0.66 per share)		2	(183)			(181)
Stock repurchases				(38)		(38)
Stock-based compensation expense		47				47
Stock issued under stock plans		(164)		164		—
Balance at February 3, 2024	$3	$352	$6,190	$(1,912)	$(496)	$4,137
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)

	2023	2022	2021
Cash flows from operating activities:
Net income	$105	$1,177	$1,430
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	1,027	41	30
Settlement charges	134	39	96
Depreciation and amortization	897	857	874
Benefit plans	4	17	34
Stock-based compensation expense	47	54	55
Gains on sale of real estate	(61)	(89)	(91)
Deferred income taxes	(244)	(38)	19
Amortization of financing costs and premium on acquired debt	10	11	70
Changes in assets and liabilities:
(Increase) decrease in receivables	7	(3)	(21)
(Increase) decrease in merchandise inventories	(99)	116	(610)
(Increase) decrease in prepaid expenses and other current assets	18	(66)	(39)
Increase (decrease) in merchandise accounts payable	(113)	(129)	218
Increase (decrease) in accounts payable and accrued liabilities	(347)	(174)	245
Increase (decrease) in current income taxes	24	(75)	588
Change in other assets and liabilities	(104)	(123)	(186)
Net cash provided by operating activities	1,305	1,615	2,712
Cash flows from investing activities:
Purchase of property and equipment	(631)	(888)	(354)
Capitalized software	(362)	(407)	(243)
Disposition of property and equipment	86	137	164
Other, net	(6)	(11)	63
Net cash used by investing activities	(913)	(1,169)	(370)
Cash flows from financing activities:
Debt issued	961	2,809	1,085
Debt issuance costs	(1)	(21)	(9)
Debt repaid	(963)	(3,100)	(2,699)
Debt repurchase premium and expenses	—	(29)	(152)
Dividends paid	(181)	(173)	(90)
Increase (decrease) in outstanding checks	2	(181)	(23)
Acquisition of treasury stock	(38)	(601)	(500)
Issuance of common stock	—	—	7
Net cash used by financing activities	(220)	(1,296)	(2,381)
Net increase (decrease) in cash, cash equivalents and restricted cash	172	(850)	(39)
Cash, cash equivalents and restricted cash beginning of period	865	1,715	1,754
Cash, cash equivalents and restricted cash end of period	$1,037	$865	$1,715
Supplemental cash flow information:
Interest paid	$157	$188	$442
Interest received	38	9	1
Income taxes paid (received), net	240	455	(171)
Restricted cash, end of period	3	3	3

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the Company), is an omni-channel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of February 3, 2024, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury, which are aggregated into one reporting segment. The metrics used by management to assess the performance of the Company's operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company's operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years 2023, 2022 and 2021 ended on February 3, 2024, January 28, 2023 and January 29, 2022, respectively. Fiscal year 2023 included 53 weeks and fiscal years 2022 and 2021 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.
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
Cost of Sales
Cost of sales consists of the cost of merchandise, including inbound freight, shipping and handling costs, and certain depreciation. An estimated allowance for future sales returns is recorded and cost of sales is adjusted accordingly.
Cash and Cash Equivalents
Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $102 million at February 3, 2024 and $112 million at January 28, 2023.

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
Receivables
Receivables were $293 million as of February 3, 2024, compared to $300 million as of January 28, 2023.
The Company and Citibank, the owner of most of the Company's credit assets, are party to a long-term marketing and servicing alliance pursuant to the terms of the Program Agreement. Income earned under the Program Agreement is treated as a component of other revenue on the Consolidated Statements of Income. Under the Program Agreement, Citibank offers proprietary and non-proprietary credit cards to the Company's customers.
Merchandise Inventories
Merchandise inventories are valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and its cost value is derived from the current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the annual purchase activity. At February 3, 2024 and January 28, 2023, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2023, 2022 or 2021.
Permanent markdowns designated for clearance activity are recorded when the utility of the inventory has diminished. Operational factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded.
Physical inventories are generally taken within each merchandise department annually, and inventory records are adjusted accordingly, resulting in the recording of actual shrinkage. Physical inventories are taken at all store locations for the majority of merchandise categories approximately three weeks before the end of the year. Physical inventories for the remaining categories are taken mid-year. Shrinkage is estimated as a percentage of sales at interim periods from the last physical inventory date to the end of the year, based on historical shrinkage rates. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage, including the use of radio frequency identification cycle counts and interim inventories.
Vendor Allowances
The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are recognized when earned. The Company also receives advertising allowances from approximately 260 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors' merchandise and are netted against advertising and promotional costs when the related costs are incurred. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs and, ultimately, through cost of sales when the merchandise is sold.
The arrangements pursuant to which the Company's vendors provide allowances, while binding, are generally one year or less in duration. The terms and conditions of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advertising
Advertising and promotional costs are generally expensed at first showing. Advertising and promotional costs and cooperative advertising allowances were as follows:

	2023	2022	2021
	(millions)
Gross advertising and promotional costs	$1,210	$1,265	$1,267
Cooperative advertising allowances	103	102	90
Advertising and promotional costs, net of cooperative advertising allowances	$1,107	$1,163	$1,177
Net sales	$23,092	$24,442	$24,460
Advertising and promotional costs, net of cooperative advertising allowances, as a percent to net sales	4.8%	4.8%	4.8%
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
The carrying value of long-lived assets, inclusive of ROU assets, is periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred. Refer to Note 3 herein for further detail. For long-lived assets held for use, a potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.
If the Company commits to a plan to dispose of a long-lived asset before the end of its previously estimated useful life, estimated cash flows and useful life are revised accordingly, and the Company may be required to record an asset impairment write- down. Additionally, related liabilities arise such as severance, contractual obligations and other accruals associated with store closings from decisions to dispose of assets. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment and restructuring charge recorded.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Post-Employment Obligations
The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, mortality rates and the long-term rate of return on assets. The Company measures post-employment assets and obligations using the month-end that is closest to the Company's fiscal year-end or an interim period quarter-end if a plan is determined to qualify for a remeasurement. The benefit expense is generally recognized in the Consolidated Financial Statements on an accrual basis over the average remaining lifetime of participants, and the accrued benefits are reported in other assets, accounts payable and accrued liabilities and other liabilities on the Consolidated Balance Sheets, as appropriate.
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
Stock Based Compensation
The Company records stock-based compensation expense for awards that include share-based payments to employees, including grants of employee stock options and restricted stock units, in accordance with their fair values. The Company determines the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost based on nature of the award.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for 2023, 2022 and 2021 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Operations. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Operations.
Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (ASU 2022-04), which requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. ASU 2022-04 became effective for the Company beginning in 2023. The Company adopted ASU 2022-04 in the first quarter of 2023, with the exception of the rollforward information, which is required only for annual periods and is reflected in Note 15 herein. The adoption did not have an impact on the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. Most notable, registrants will be required to disclose: (1) significant segment expenses regularly provided to the Chief Operating Decisions Maker ("CODM") and included within the reported measure(s) of a segment's profit or loss, (2) the amount and composition of other segment items, (3) how the CODM uses the reported measure(s) of a segment's profit or loss to assess segment performance and decide how to allocate resources, (4) on an interim basis, all segment profit or loss and asset disclosures currently required annually by Topic 280, as well as those introduced by the ASU, and (5) the CODM's title and position. ASU 2023-07 is effective for the Company beginning in the fiscal year ending February 1, 2025. The Company is currently evaluating the impacts of the adoption of ASU 2023-09.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09). The amendments in this update enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregation by jurisdiction. These amendments allow investors to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affects its income tax rate and prospects for future cash flows. ASU 2023-09 is effective for the Company beginning in the fiscal year ending January 31, 2026. The Company is currently evaluating the impacts of the adoption of ASU 2023-09.
2.    Revenue
Net sales
Net sales, which mainly consists of retail sales but also includes merchandise returns, gift cards and loyalty programs, represented 97% of total revenue for 2023, and 96% of total revenue for both 2022 and 2021. Other revenue generating activities consist of credit card revenues as well as Macy's Media Network.

Net sales by family of business	2023	2022	2021
	(millions)
Women’s Accessories, Shoes, Cosmetics and Fragrances	$9,520	$9,597	$9,385
Women’s Apparel	4,861	5,349	5,174
Men’s and Kids’	4,918	5,297	5,247
Home/Other (a)	3,793	4,199	4,654
Total Net Sales	23,092	24,442	24,460

Credit card revenues, net	619	863	832
Macy's Media Network revenue, net (b)	155	144	107
Other Revenue	774	1,007	939

Total Revenue	$23,866	$25,449	$25,399
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network ("MMN") is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.
Macy's accounted for approximately 86%, 87%, and 88% of the Company's net sales for 2023, 2022 and 2021, respectively. In addition, digital sales accounted for approximately 33% of net sales in both 2023 and 2022, and 35% of net sales in 2021.
Retail Sales
Retail sales include merchandise sales, inclusive of delivery income, licensed department income, Marketplace income, sales of private brand goods directly to third party retailers and sales of excess inventory to third parties. Sales of merchandise are recorded at point of sale for in-store purchases or at the time of shipment to the customer for digital purchases and are reported net of estimated merchandise returns and certain customer incentives. Commissions earned on sales generated by licensed departments are included as a component of total net sales and are recognized as revenue at the time merchandise is sold to customers. Service revenues (e.g., alteration and cosmetic services) are recorded at the time the customer receives the benefit of the service. The Company has elected to present sales taxes on a net basis and, as such, sales taxes are included in accounts payable and accrued liabilities until remitted to the taxing authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $136 million as of February 3, 2024 and $236 million as of January 28, 2023. Included in prepaid expenses and other current assets is an asset totaling $83 million as of February 3, 2024 and $152 million as of January 28, 2023, for the recoverable cost of merchandise estimated to be returned by customers.
Gift Cards and Customer Loyalty Programs
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $384 million as of February 3, 2024, and $399 million as of January 28, 2023. During 2022, the Company recognized approximately $15 million in breakage income related to changes in breakage rate estimates. The Company did not make any changes to their breakage rate estimates in 2023. Changes in the liability for unredeemed gift cards and customer loyalty programs are as follows:

	2023	2022	2021
	(millions)
Balance, beginning of year	$399	$481	$616
Liabilities issued but not redeemed (a)	326	324	394
Revenue recognized from beginning liability	(341)	(406)	(529)
Balance, end of year	$384	$399	$481
(a)Net of estimated breakage income.
Credit Card Revenues, net
In 2005, in connection with the sale of most of the Company's credit card accounts and related receivable balances to Citibank, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (Credit Card Program). Subsequent to this initial arrangement and associated amendments, on December 13, 2021, the Company entered into the sixth amendment to the amended and restated Credit Card Program with Citibank (the Program Agreement). The changes to the Credit Card Program's financial structure are not materially different from its previous terms. As part of the Program Agreement, the Company receives payments for providing a combination of interrelated services and intellectual property to Citibank in support of the underlying Credit Card Program. Revenue based on the spending activity of the underlying accounts is recognized as the respective card purchases occur and the Company's profit share is recognized based on the performance of the underlying portfolio. Revenue associated with the establishment of new credit accounts and assisting in the receipt of payments for existing accounts is recognized as such activities occur. Credit card revenues include finance charges, late fees and other revenue generated by the Company's Credit Card Program, net of fraud losses and expenses associated with establishing new accounts, credit card funding costs and bad debt reserves and are a component of other revenue on the consolidated statements of income.
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
The Company's credit card revenues, net were $619 million, $863 million, and $832 million for 2023, 2022 and 2021, respectively. Amounts received under the Program Agreement were $722 million, $978 million, and $950 million for 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.    Impairment, Restructuring and Other Costs
Impairment, restructuring and other costs consist of the following:

	2023	2022	2021
	(millions)
Asset Impairments	$957	$15	$6
Restructuring	55	5	3
Other	15	21	21
	$1,027	$41	$30
On February 27, 2024, the Company announced its new strategy - A Bold New Chapter, which is designed to return the Company to enterprise growth, unlock shareholder value, and better serve its customers. The $1.0 billion of impairment, restructuring and other costs recognized in fiscal 2023 primarily relates to actions that align with A Bold New Chapter. The $957 million non-cash asset impairment charge recognized in fiscal 2023 primarily related to approximately 150 locations planned for closure over the next three years, which is inclusive of both leased and owned locations, and the remaining amount is associated with corporate and other assets. The $55 million of restructuring charges recognized in fiscal 2023 consisted primarily of cash expenditures related to employee termination and severance charges, $9 million of which was funded in fiscal 2023 and the remainder is expected to be funded in the first half fiscal 2024.
The charges recognized in 2022 and 2021 primarily related to the write-off of capitalized software assets.
On February 4, 2020, the Company announced its Polaris strategy, which was developed in 2019 and refined in 2020. Certain restructuring and other cash charges incurred as part of this strategy were funded in 2021 and early 2022.
A summary of the restructuring and other cash activity from the Polaris strategy in 2022 and 2021, which are included within accounts payable and accrued liabilities, is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
		(millions)
Balance at January 30, 2021	$14	$2	$16
Additions charged to expense	5	—	5
Cash payments	(18)	(2)	(20)
Balance at January 29, 2022	1	—	1
Additions charged to expense	—	—	—
Cash payments	(1)	—	(1)
Balance at January 28, 2023	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.    Properties and Leases
Property and Equipment, net
The major classes of property and equipment, net as of February 3, 2024 and January 28, 2023 are as follows:

	February 3, 2024	January 28, 2023
	(millions)
Land	$1,262	$1,334
Buildings on owned land	3,205	3,691
Buildings on leased land and leasehold improvements	1,332	1,368
Fixtures and equipment	3,785	4,153
	9,584	10,546
Less accumulated depreciation and amortization	4,276	4,633
	$5,308	$5,913
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
ROU assets and lease liabilities consist of:

	Classification	February 3, 2024	January 28, 2023
		(millions)
Assets
Finance lease assets (a)	Right of Use Assets	$8	$9
Operating lease assets (b)	Right of Use Assets	2,297	2,674
Total lease assets		$2,305	$2,683
Liabilities
Current
Finance (a)	Accounts payable and accrued liabilities	$2	$2
Operating (b)	Accounts payable and accrued liabilities	356	333
Noncurrent
Finance (a)	Long-Term Lease Liabilities	12	15
Operating (b)	Long-Term Lease Liabilities	2,974	2,948
Total lease liabilities		$3,344	$3,298

(a)
Finance lease assets are recorded net of accumulated amortization of $14 million as of February 3, 2024 and January 28, 2023. As of both February 3, 2024 and January 28, 2023, finance lease assets included $1 million, and noncurrent lease liabilities included $1 million of non-lease components.

(b)
As of February 3, 2024, operating lease assets included $322 million of non-lease components and current and noncurrent lease liabilities included $36 million and $356 million, respectively, of non-lease components. As of January 28, 2023, operating lease assets included $370 million of non-lease components and current and noncurrent lease liabilities included $36 million and $384 million, respectively, of non-lease components.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of net lease expense, recognized primarily within selling, general and administrative expenses are disclosed below. For 2023, 2022 and 2021, lease expense included $84 million, $79 million and $80 million, respectively, related to non-lease components.

	2023	2022	2021
	(millions)
Real estate
Operating leases (c) –
Minimum rents	$372	$361	$359
Variable rents	55	54	48
	427	415	407
Less income from subleases –
Operating leases (d)	(46)	(39)	(1)
	$381	$376	$406

Personal property – Operating leases	$6	$7	$7

(c)	Certain supply chain operating lease expense amounts are included in cost of sales.
(d)	Represents sublease income from certain corporate office locations.
As of February 3, 2024, the maturity of lease liabilities is as follows:

	Finance Leases	Operating Leases (e and f)	Total
	(millions)
Fiscal year
2024	$3	$357	$360
2025	3	385	388
2026	2	368	370
2027	2	350	352
2028	1	328	329
After 2027	10	4,737	4,747
Total undiscounted lease payments	21	6,525	6,546
Less amount representing interest	7	3,195	3,202
Total lease liabilities	$14	$3,330	$3,344

(e)
Operating lease payments include $2,750 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $77 million of legally binding minimum lease payments for leases signed but not yet commenced.

(f)
Operating lease payments include $978 million related to non-lease component payments, with $740 million of such payments related to options to extend lease terms that are reasonably certain of being exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additional supplemental information regarding assumptions and cash flows for operating and finance leases is as follows:

Lease Term and Discount Rate	February 3, 2024	January 28, 2023
Weighted-average remaining lease term (years)
Finance leases	11.2	11.5
Operating leases	20.4	21.3
Weighted-average discount rate
Finance leases	6.75%	6.74%
Operating leases	6.71%	6.58%

Other Information	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used from operating leases	$370	$364
Financing cash flows used from financing leases	3	3
Leased assets obtained in exchange for new operating lease liabilities	214	79
The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases have future minimum lease payments aggregating approximately $169 million and are offset by payments from existing tenants and subtenants. In addition, the Company is contingently liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.    Goodwill and Other Intangible Assets
The following summarizes the Company's goodwill and other intangible assets:

	February 3, 2024	January 28, 2023
	(millions)
Non-amortizing intangible assets
Goodwill	$9,290	$9,290
Accumulated impairment losses	(8,462)	(8,462)
	828	828
Tradenames	376	403
	$1,204	$1,231
Amortizing intangible assets
Favorable leases and other contractual assets	$5	$5
Tradenames	70	43
	75	48
Accumulated amortization
Favorable leases and other contractual assets	(1)	(1)
Tradenames	(20)	(18)
	(21)	(19)
	$54	$29
Capitalized software
Gross balance	$1,203	$1,095
Accumulated amortization	(447)	(429)
	$757	$666
For the Company's annual impairment assessment as of the end of fiscal May 2023 and 2022, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and goodwill and intangible assets with indefinite lives were not impaired.
During the third quarter of fiscal 2023, the Company observed a general decline in the market valuation of the Company’s common shares and performed an interim qualitative impairment test on its reporting units. As a result of this test, the Company concluded that it is more likely than not that the fair values of its reporting units exceeded the carrying values and goodwill is not impaired.
At the end of 2022, the Company was in the early stages of reimagining its private brand portfolio and as such the intended future use of certain private brands has evolved. At the end of fiscal year 2023, the Company determined that its Karen Scott tradename had a finite life and began amortizing over the expected useful life. The Company will continue to monitor the evolution of its private brands and the related impact to its intangible assets.
Finite lived tradenames are being amortized over their respective useful lives ranging from 10 years to 20 years. Favorable lease intangible assets and other contractual assets are being amortized over their respective lease or contract terms.
Other contractual assets and tradenames amortization expense amounted to $2 million for each of 2023, 2022, and 2021. Capitalized software amortization expense amounted to $269 million for 2023, $235 million for 2022 and $238 million for 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future estimated amortization expense for assets, excluding in-process capitalized software of $57 million not yet placed in service as of February 3, 2024, is shown below:

	Amortizing intangible assets	Capitalized Software
	(millions)
Fiscal year
2024	$5	$271
2025	5	230
2026	5	150
2027	5	48
2028	5	1
6.    Financing
The Company's debt is as follows:

	February 3, 2024	January 28, 2023
	(millions)
Long-term debt:
5.875% Senior notes due 2029	$500	$500
5.875% Senior notes due 2030	425	425
6.125% Senior notes due 2032	425	425
4.5% Senior notes due 2034	367	367
5.125% Senior notes due 2042	250	250
4.3% Senior notes due 2043	250	250
6.375% Senior notes due 2037	192	192
6.7% Senior exchanged debentures due 2034	181	181
7.0% Senior debentures due 2028	105	105
6.9% Senior debentures due 2029	79	79
6.7% Senior exchanged debentures due 2028	73	73
6.79% Senior debentures due 2027	71	71
6.7% Senior debentures due 2028	29	29
6.7% Senior debentures due 2034	18	18
8.75% Senior exchanged debentures due 2029	13	13
6.9% Senior debentures due 2032	12	12
7.6% Senior debentures due 2025	6	6
7.875% Senior exchanged debentures due 2030	5	5
7.875% Senior debentures due 2030	5	5
6.9% Senior exchanged debentures due 2032	1	1
Unamortized debt issue costs and discount	(25)	(28)
Premium on acquired debt, using an effective interest yield of 5.76% to 6.021%	16	17
	$2,998	$2,996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest expense and losses on early retirement of debt are as follows:

	2023	2022	2021
		(millions)
Interest on debt	$187	$185	$246
Amortization of debt premium	(2)	(2)	(3)
Amortization of financing costs and debt discount	12	13	26
Interest on finance leases	1	1	1
	198	197	270
Less interest capitalized on construction	28	22	14
Interest expense	$170	$175	$256
Losses on early retirement of debt	$—	$31	$199
Debt Obligations
ABL Credit Facility
On March 3, 2022, the Company entered into a third amendment to the ABL Credit Facility which provides for a new Revolving Credit Facility of $3.0 billion (the New ABL Credit Facility). Amounts borrowed under the New ABL Credit Facility are subject to interest at a rate per annum equal to, at the ABL Borrower's option, either (i) adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25% to 1.50% or (ii) a base rate plus a margin of 0.25% to 0.50%, in each case depending on revolving line utilization. The New ABL Credit Facility matures in March 2027. The Company borrowed and repaid $961 million and $1,959 million of debt under its revolving credit facility during 2023 and 2022, respectively. As of February 3, 2024 and January 28, 2023, there were no outstanding borrowings under the agreement.
Bank Credit Agreement
On March 22, 2023, the Company amended its existing credit agreement, which extended the term of the credit agreement to expire in March 2027, subject to up to two one-year extensions that could be requested by the Company and agreed to by the lenders. The agreement provides for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1 million. The unsecured revolving credit facility contains covenants that provide for, among other things, limitations on fundamental changes, use of proceeds, and maintenance of property, as well as customary representations and warranties and events of default. As of February 3, 2024 and January 28, 2023, there were no revolving credit loans outstanding under the credit agreement.
Senior Notes and Debentures
The senior notes and the senior debentures are unsecured obligations of a 100%-owned subsidiary of Macy's, Inc. and Macy's Inc. has fully and unconditionally guaranteed these obligations.
Other Financing Arrangements
There were $148 million and $65 million of other standby letters of credit outstanding as of February 3, 2024 and January 28, 2023, respectively.
2023 Debt Financing Activities
Other than borrowings under the ABL Credit Facility, the Company did not engage in other material debt financing activities during fiscal 2023.
2022 Debt Financing Activities
Senior Secured and Unsecured Notes
On March 8, 2022, the Company completed a tender offer in which $8 million of certain senior secured notes were tendered for early settlement and the collateral that secured the remaining $352 million of the Company's senior secured notes was automatically released.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On March 10, 2022, the Company issued $425 million of 5.875% senior notes due 2030 (the 2030 Notes) and $425 million of 6.125% senior notes due 2032 (the 2032 Notes) in a private offering. Proceeds from the issuance, together with cash on hand, were used to redeem $1.1 billion of certain of its outstanding senior notes and pay fees and expenses in connection with the offering. The Company recognized $31 million of losses related to the early retirement of debt on the Consolidated Statement of Income. Each of the 2030 Notes and 2032 Notes are senior unsecured obligations of MRH and are unconditionally guaranteed on an unsecured basis by Macy's, Inc.
Long-Term Debt Maturities
Future maturities of long-term debt are shown below:

(millions)
Fiscal year
2025	$6
2026	—
2027	71
2028	207
2029	592
After 2029	2,131
Debt Repayments
The following table shows the detail of debt repayments:

	2023	2022	2021
		(millions)
Revolving credit facility	$961	$1,959	$585
2.875% Senior notes due 2023	—	504	136
3.625% Senior notes due 2024	—	350	150
4.375% Senior notes due 2023	—	161	49
6.65% Senior debentures due 2024	—	81	5
6.65% Debentures due 2024	—	36	—
6.9% Senior debentures due 2032	—	4	—
6.7% Senior debentures due 2034	—	2	—
6.7% Senior debentures due 2028	—	1	—
8.375% Senior secured notes due 2025	—	—	1,300
3.875% Senior notes due 2022	—	—	450
7.6% Senior debentures due 2025	—	—	18
9.5% amortizing debentures due 2021	—	—	2
9.75% amortizing debentures due 2021	—	—	1
	$961	$3,098	$2,696

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.    Accounts Payable and Accrued Liabilities

	February 3, 2024	January 28, 2023
	(millions)
Accounts payable	$610	$821
Gift cards and customer rewards	384	399
Property related liabilities	424	438
Accrued wages and vacation	177	199
Allowance for future sales returns	136	236
Current portion of post employment and postretirement benefits	163	159
Taxes other than income taxes	136	121
Current portion of workers' compensation and general liability reserves	85	86
Accrued interest	53	51
Restructuring accruals, including severance	47	4
Other	219	236
	$2,434	$2,750
Changes in workers' compensation and general liability reserves, including the non-current portion, are as follows:

	2023	2022	2021
	(millions)
Balance, beginning of year	$378	$387	$416
Charged to costs and expenses	148	123	108
Payments, net of recoveries	(151)	(132)	(137)
Balance, end of year	$375	$378	$387
The non-current portion of workers' compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At February 3, 2024 and January 28, 2023, workers' compensation and general liability reserves of $106 million and $102 million, respectively, are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.
8.    Taxes
Income tax expense (benefit) is as follows:

	2023			2022			2021
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$205	$(193)	$12	$361	$(56)	$305	$369	$(21)	$348
State and local	58	(51)	7	18	18	36	48	40	88
	$263	$(244)	$19	$379	$(38)	$341	$417	$19	$436

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 21% to income before income taxes. The reasons for this difference and their tax effects are as follows:

	2023	2022	2021
	(millions)
Expected tax	$26	$319	$392
State and local income taxes, net of federal income taxes (a)	—	23	84
CARES Act carryback benefit	—	—	(29)
Tax impact of equity awards	(1)	—	—
Federal tax credits	(13)	(4)	(3)
Change in valuation allowance	5	5	(15)
Other	2	(2)	7
	$19	$341	$436

(a)	2022 includes an income tax benefit from the favorable resolution of state income tax litigation.
The Company participates in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2022 and all prior tax years.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	February 3, 2024	January 28, 2023
	(millions)
Deferred tax assets
Post employment and postretirement benefits	$25	$50
Accrued liabilities accounted for on a cash basis for tax purposes	109	112
Lease liabilities	897	881
Unrecognized state tax benefits and accrued interest	22	22
State operating loss and credit carryforwards	122	132
Other	102	112
Valuation allowance	(100)	(94)
Total deferred tax assets	1,177	1,215
Deferred tax liabilities
Excess of book basis over tax basis of property and equipment	(784)	(872)
Right of use assets	(619)	(717)
Merchandise inventories	(335)	(351)
Intangible assets	(115)	(116)
Other	(69)	(106)
Total deferred tax liabilities	(1,922)	(2,162)
Net deferred tax liability	$(745)	$(947)
The valuation allowance at February 3, 2024 and January 28, 2023 relates to net deferred tax assets for state net operating loss and credit carryforwards. The net change in the valuation allowance amounted to an increase of $6 million and $5 million in 2023 and 2022, respectively.
As of February 3, 2024, the Company had no federal net operating loss carryforwards, state net operating loss carryforwards, net of valuation allowances, of $499 million, which will expire between 2024 and 2042, and no state credit carryforwards, net of valuation allowances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	February 3, 2024	January 28, 2023	January 29, 2022
	(millions)
Balance, beginning of year	$80	$102	$113
Additions based on tax positions related to the current year	10	13	12
Reductions for tax positions of prior years	(2)	(20)	(11)
Settlements	—	(4)	(2)
Statute expirations	(12)	(11)	(10)
Balance, end of year	$76	$80	$102
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	$4	$4	$14
Deferred income taxes	1	1	3
Other liabilities (b)	71	75	85
	$76	$80	$102

(b)	Unrecognized tax benefits not expected to be settled within one year are included within other liabilities on the Consolidated Balance Sheets.
Additional information regarding unrecognized benefits and related interest and penalties is as follow:

	February 3, 2024	January 28, 2023
	(millions)
Amount of unrecognized tax benefits, net of deferred tax assets, that if recognized would affect the effective tax rate	$59	$63
Accrued federal, state and local interest and penalties	26	23
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	6	4
Other liabilities	20	19
The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. The accrued federal, state and local interest and penalties primarily relate to state tax issues and the amount of penalties paid in prior periods, and the amounts of penalties accrued at February 3, 2024 and January 28, 2023, are insignificant. Federal, state and local interest and penalties amounted to expense of $3 million for 2023, income of $38 million for 2022, and expense of $5 million for 2021.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2020. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2014. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Retirement expenses, excluding settlement charges, included the following components:

	2023	2022	2021
		(millions)
401(k) Qualified Defined Contribution Plan	$85	$86	$76
Non-Qualified Defined Contribution Plan	1	1	1
Pension Plan	(38)	(42)	(85)
Supplementary Retirement Plan	30	26	24
Postretirement Obligations	(3)	(4)	(4)
	$75	$67	$12
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
The liability related to the qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $94 million at both February 3, 2024 and January 28, 2023. Expense related to matching contributions for the qualified plan amounted to $85 million for 2023, $86 million for 2022 and $76 million for 2021.
At February 3, 2024 and January 28, 2023, the liability under the non-qualified plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $42 million and $35 million, respectively. The liability related to the non-qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $1 million at both February 3, 2024 and January 28, 2023. Expense related to matching contributions for the non-qualified plan amounted to $1 million in each of 2023, 2022 and 2021. In connection with the non-qualified plan, the Company had mutual fund investments at February 3, 2024 and January 28, 2023 of $42 million and $35 million, respectively, which are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan and SERP as of February 3, 2024 and January 28, 2023:

	Pension Plan		SERP
	2023	2022	2023	2022
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$1,979	$2,406	$508	$606
Interest cost	83	68	23	15
Actuarial gain	(65)	(301)	(19)	(71)
Benefits paid	(441)	(194)	(45)	(42)
Projected benefit obligation, end of year	1,556	1,979	467	508
Changes in plan assets
Fair value of plan assets, beginning of year	2,389	2,900	—	—
Actual return (loss) on plan assets	63	(317)	—	—
Company contributions	—	—	45	42
Benefits paid	(441)	(194)	(45)	(42)
Fair value of plan assets, end of year	2,011	2,389	—	—
Funded status at end of year	$455	$410	$(467)	$(508)
Amounts recognized in the Consolidated Balance Sheets at February 3, 2024 and January 28, 2023
Other assets	$455	$410	$—	$—
Accounts payable and accrued liabilities	—	—	(53)	(48)
Other liabilities	—	—	(414)	(460)
	$455	$410	$(467)	$(508)
Amounts recognized in accumulated other comprehensive loss at February 3, 2024 and January 28, 2023
Net actuarial loss	$563	$704	$149	$175
Prior service cost	—	—	4	5
	$563	$704	$153	$180

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net pension costs, settlement charges and other amounts recognized in other comprehensive loss for the Pension Plan and SERP included the following actuarially determined components:

	Pension Plan			SERP
	2023	2022	2021	2023	2022	2021
	(millions)
Net Periodic Pension Cost
Service cost	$—	$—	$1	$—	$—	$—
Interest cost	83	68	49	23	15	11
Expected return on assets	(125)	(122)	(161)	—	—	—
Amortization of net actuarial loss	4	12	26	7	11	13
	(38)	(42)	(85)	30	26	24

Settlement charges	134	39	96	—	—	—

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial (gain) loss	(3)	138	(55)	(19)	(71)	(32)
Amortization of net actuarial loss	(4)	(12)	(26)	(7)	(11)	(13)
Settlement charges	(134)	(39)	(96)	—	—	—
	(141)	87	(177)	(26)	(82)	(45)
Total recognized	$(45)	$84	$(166)	$4	$(56)	$(21)
In 2023 and 2022, the Company incurred non-cash settlement charges of $134 million and $39 million, respectively. For 2023, these charges relate to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and are the result of the transfer of pension obligations for certain retirees and beneficiaries under the Pension Plan through the purchase of a group annuity contract with an insurance company. The Company transferred $294 million of Pension Plan assets to the insurance company in the second quarter of 2023, thereby reducing its Pension Plan benefit obligations. For 2022, these charges related to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and were the result of an increase in lump sum distributions associated with retiree distribution elections.
The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan and SERP at February 3, 2024 and January 28, 2023:

	Pension Plan		SERP
	2023	2022	2023	2022
Discount rate	5.06%	4.73%	5.08%	4.74%
Rate of compensation increases	3.50%	3.50%	—	—
Cash balance plan interest crediting rate	5.00%	5.00%	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan and SERP:

	Pension Plan			SERP
	2023	2022	2021	2023	2022	2021
Discount rate used to measure service cost	4.88% - 6.27%	3.35% - 5.76%	2.69% - 3.07%	—	—	—
Discount rate used to measure interest cost	4.72% - 5.96%	2.55% - 5.49%	1.76% - 2.07%	4.71%	2.53%	1.74%
Expected long-term return on plan assets	5.30%	4.60%	5.75%	—	—	—
Rate of compensation increases	3.50%	3.50%	3.45%	—	—	—
Cash balance plan interest crediting rate	5.00%	5.00%	5.00%	—	—	—
The Pension Plan and SERP's assumptions are evaluated annually, and at interim re-measurements if required, and updated as necessary. Due to settlement accounting and re-measurements during 2023, 2022 and 2021 for the Pension Plan, the discount rate used to measure service cost and the discount rate used to measure interest cost varied between periods. The table above shows the range of rates used to determine net periodic expense for the plans.
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
The Company develops its expected long-term rate of return on plan asset assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Expected returns for each major asset class are considered along with their volatility and the expected correlations among them. These expectations are based upon historical relationships as well as forecasts of how future returns may vary from historical returns. Returns by asset class and correlations among asset classes are combined using the target asset allocation to derive an expected return for the portfolio as a whole. Long- term historical returns of the portfolio are also considered. Portfolio returns are calculated net of all expenses, therefore, the Company also analyzes expected costs and expenses, including investment management fees, administrative expenses, Pension Benefit Guaranty Corporation premiums and other costs and expenses. As of February 3, 2024, the Company held flat the assumed annual long-term rate of return for the Pension Plan's assets at 5.30% based on expected future returns on the portfolio of assets.
The assets of the Pension Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to Plan participants and an ultimate realization of investment returns over longer periods consistent with available market opportunities, a quality standard of investment, and moderate levels of risk. The Company employs a total return investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return on the assets of the Pension Plan for a prudent level of risk. Risks are mitigated through asset diversification and the use of multiple investment managers. The target allocation for plan assets is currently 5% equity securities, 88% debt securities, 1% real estate and 6% private equities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair values of the Pension Plan assets as of February 3, 2024 and January 28, 2023, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Category	2023	2022
		(millions)
Money market funds	Level 1	82	78
Equity securities:
U.S. pooled funds	Level 1	62	69
International pooled funds	Level 1	27	26
Fixed income securities:
U.S. Treasury bonds	Level 2	20	41
Other Government bonds	Level 2	58	60
Corporate bonds	Level 2	1,270	1,592
Mortgage-backed securities	Level 2	33	14
Pooled funds	Level 1	37	48
Other types of investments:
Derivatives in a positive position	Level 2	9	11
Derivatives in a negative position	Level 2	(2)	(3)
Pooled funds (a)		274	271
Real estate (a)		15	19
Private equity (a)		114	133
Total		$2,000	$2,359
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
Real estate investments include several funds that seek risk-adjusted return by providing a stable, income-driven rate of return over the long term with high potential for growth of net investment income and appreciation of value. The real estate investments are diversified across property types and geographical areas primarily in the United States of America. Private equity investments have an objective of realizing aggregate long-term returns in excess of those available from investments in the public equity markets. Private equity investments generally consist of limited partnerships in the United States of America, Europe and Asia. Private equity and real estate investments are valued using fair values per the most recent financial reports provided by the investment sponsor, adjusted as appropriate for any lag between the date of the financial reports and the Company's reporting date.
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
The Company does not anticipate making funding contributions to the Pension Plan in 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following benefit payments are estimated to be paid from the Pension Plan and from the SERP:

	Pension Plan	SERP
	(millions)
Fiscal year
2024	$193	$53
2025	160	42
2026	154	46
2027	145	40
2028	138	42
2029-2033	576	171
10.    Stock-Based Compensation
The following disclosures present the Company's equity plans on a combined basis. The equity plans are administered by the Compensation and Management Development Committee of the Board of Directors (the CMD Committee). The CMD Committee is authorized to grant options, stock appreciation rights, restricted stock and restricted stock units to officers and key employees of the Company and its subsidiaries and to non-employee directors. The equity plans are intended to help the Company attract and retain directors, officers, other key executives and employees and is also intended to provide incentives and rewards relating to the Company's business plans to encourage such persons to devote themselves to the business of the Company. There have been no grants of stock appreciation rights under the equity plans.
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
As of February 3, 2024, approximately 16.6 million shares of common stock were available for additional grants pursuant to the Company's equity plans. Shares awarded are generally issued from the Company's treasury stock.
Stock-based compensation expense included the following components:

	2023	2022	2021
	(millions)
Stock options	$1	$3	$4
Restricted stock units	46	51	51
	$47	$54	$55
All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Income. There were no grants of stock options during 2023, 2022 or 2021.
Restricted Stock Units
The weighted average grant date fair values of performance-based and time-based restricted stock units granted during 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Restricted stock units (performance-based)	$16.16	$25.32	$15.80
Restricted stock units (time-based)	15.93	24.01	17.88

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During 2023, 2022 and 2021, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (Target Shares) that may be issued to the award recipient. These awards may be earned upon the completion of approximate three-year performance periods ending January 31, 2026, February 1, 2025 and February 3, 2024, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives over the performance period. The performance objectives for the 2023, 2022 and 2021 awards include achieving a relative total shareholder return (TSR) external metric. The 2023, 2022 and 2021 awards also include internal metrics of adjusted EBITDA margin, digital sales and comparable store sales, and digital sales, respectively. Relative TSR reflects the change in the value of the Company's common stock over the performance period in relation to the change in the value of the common stock of a peer group index over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the approximate three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted for the 2023 performance-based restricted stock units, 0% to 200% of the Target Shares granted for 2022 performance-based restricted stock units, and 0% to 170% of the Target Shares granted for the 2021 performance-based restricted stock units.
The fair value of the Target Shares and restricted stock awards are based on the fair value of the underlying shares on the date of grant. The fair value of the portion of the Target Shares that relate to a relative TSR performance objective was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company among a peer group over the remaining performance periods. The expected volatility of the Company's common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.
The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's common stock on the grant date. Compensation expense is recorded for all restricted stock unit awards based on the amortization of the fair market value at the date of grant over the period the restrictions lapse or over the performance period of the performance-based restricted stock units. As of February 3, 2024, the Company had $50.0 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.5 years.
Activity related to restricted stock units for 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	7,606	$16.49
Granted – performance-based	1,081	16.16
Performance adjustment	109	15.31
Granted – time-based	4,421	15.93
Forfeited	(1,362)	16.50
Vested	(3,208)	13.66
Nonvested, end of period	8,647	$17.19
11.    Shareholders' Equity
The authorized shares of the Company consist of 125 million shares of Preferred Stock, par value of $0.01 per share, with no shares issued, and 1,000 million shares of common stock, par value of $0.01 per share, with 333.6 million shares of common stock issued and 274.2 million shares of common stock outstanding at February 3, 2024, and with 333.6 million shares of common stock issued and 271.3 million shares of common stock outstanding at January 28, 2023 (with shares held in the Company's treasury being treated as issued, but not outstanding).
Common Stock
The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights that may be applicable to any Preferred Stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors in its discretion, out of funds legally available. No shares of common stock were retired during 2023, 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
On August 19, 2021, the Company announced that its Board of Directors authorized a $500 million share repurchase program, and as of January 29, 2022, the Company completed the share repurchase under this authorization with the purchase of 20.5 million shares. On February 22, 2022, the Company announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. Share repurchase activity during 2023, 2022 and 2021 under the share repurchase program are as follows:

	2023	2022	2021
	(millions, except per share data)
Total number of shares purchased	1.4	24.0	20.5
Average price paid per share	$17.57	$24.98	$24.40
Total investment	$25	$600	$500

Changes in the Company's common stock issued and outstanding, including shares held by the Company's treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
	(thousands)
Balance at January 30, 2021	333,606	(931)	(22,175)	(23,106)	310,500
Stock issued under stock plans		(277)	2,454	2,177	2,177
Stock repurchases			(20,511)	(20,511)	(20,511)
Deferred compensation plan distributions		193		193	193
Balance at January 29, 2022	333,606	(1,015)	(40,232)	(41,247)	292,359
Stock issued under stock plans		(117)	3,001	2,884	2,884
Stock repurchases			(24,058)	(24,058)	(24,058)
Deferred compensation plan distributions		165		165	165
Balance at January 28, 2023	333,606	(967)	(61,289)	(62,256)	271,350
Stock issued under stock plans		(163)	4,965	4,802	4,802
Stock repurchases			(2,160)	(2,160)	(2,160)
Deferred compensation plan distributions		235		235	235
Balance at February 3, 2024	333,606	(895)	(58,484)	(59,379)	274,227
Accumulated Other Comprehensive Loss
For the Company, the only component of accumulated other comprehensive loss for 2023, 2022 and 2021 relates to post employment and postretirement plan items. The net actuarial gains and losses and prior service costs and credits related to post employment and postretirement benefit plans are reclassified out of accumulated other comprehensive loss and included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net in the Consolidated Statements of Income. In addition, the Company incurred the pro-rata recognition of net actuarial losses associated with an increase in lump sum distributions associated with store closings, organizational restructuring, and periodic distribution activity as settlement charges in the Consolidated Statements of Income. See Note 9, Retirement Plans, for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.    Fair Value Measurements and Concentrations of Credit Risk
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	February 3, 2024				January 28, 2023
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$42	$42	$—	$—	$35	$35	$—	$—
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
The following table shows the estimated fair value of the Company's long-term debt, excluding other obligations:

	February 3, 2024			January 28, 2023
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$3,007	$2,998	$2,706	$3,007	$2,996	$2,555
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2023			2022			2021
	Net Income		Shares	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$105		273.2	$1,177		273.7	$1,430		305.8
Shares to be issued under deferred compensation and other plans			1.0			1.0			1.0
	$105		274.2	$1,177		274.7	$1,430		306.8
Basic earnings per share		$0.38			$4.28			$4.66
Effect of dilutive securities:
Stock options and restricted stock units			4.0			6.4			7.2
	$105		278.2	$1,177		281.1	$1,430		314.0
Diluted earnings per share		$0.38			$4.19			$4.55
In addition to the stock options and restricted stock units in the foregoing table, stock options to purchase 9.9 million shares of common stock and restricted stock units relating to 1.6 million shares of common stock were outstanding at February 3, 2024, stock options to purchase 12.1 million of shares of common stock and restricted stock units relating to 0.7 million shares of common stock were outstanding at January 28, 2023, and stock options to purchase 12.4 million of shares of common stock and restricted stock units relating to 1.0 million shares of common stock were outstanding at January 29, 2022, but were not included in the computation of diluted earnings per share for 2023, 2022, or 2021, respectively, because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
14.    Commitments
Our estimated total purchase obligations, which primarily consist of merchandise purchase obligations and obligations under outsourcing arrangements, software license and other service commitments, energy and other supply agreements identified by the Company, and construction contracts, were approximately $2,800 million and $2,600 million as of February 3, 2024 and January 28, 2023, respectively. These purchase obligations are primarily due within 1 year and recorded as liabilities when goods are received or services rendered. The Company's merchandise purchase obligations fluctuate on a seasonal basis, typically being higher in the summer and early fall and being lower in the late winter and early spring. The Company purchases a substantial portion of its merchandise inventories and other goods and services in ways other than through binding contracts.
15.    Supplier Finance Programs
The Company has agreements with third-party financial institutions to facilitate supply chain finance ("SCF") programs. The programs allow qualifying suppliers to sell their receivables, on an invoice level at the selection of the supplier, from the Company to the financial institution and negotiate their outstanding receivable arrangements and associated fees directly with the financial institution. Macy's, Inc. is not party to the agreements between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the SCF programs require payment in full by the financial institution to the supplier by the original maturity date of the invoice, or discounted payment at an earlier date as agreed upon with the supplier. The Company's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier's participation in the SCF programs.
All outstanding amounts related to suppliers participating in the SCF programs are recorded upon confirmation with the third-party institutions in merchandise accounts payable in the Consolidated Balance Sheets, and associated payments are included in operating activities in the Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the changes in the outstanding obligations under the SCF programs:

	February 3, 2024	January 28, 2023
	(millions)
Confirmed obligations outstanding at the beginning of the year	$63	$88
Invoices confirmed during the year	809	697
Confirmed invoices paid during the year	(760)	(722)
Confirmed obligations outstanding at the end of the year	$112	$63

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
a.Disclosure Controls and Procedures
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of February 3, 2024, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of February 3, 2024 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
b.Management's Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, the Company's management has concluded that, as of February 3, 2024, the Company's internal control over financial reporting was effective.
The Company's independent registered public accounting firm, KPMG LLP, has audited the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company's internal control over financial reporting as of February 3, 2024 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company's internal control over financial reporting, as stated in their report located on page 37.
c.Changes in Internal Control over Financial Reporting
From time to time adoption of new accounting pronouncements, major organizational restructuring and realignment occurs for which the Company reviews its internal control over financial reporting. As a result of this review, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information.
Trading Arrangements
None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended February 3, 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under “Item 1. Business - Information about our Executive Officers” in this report. The other information called for by this item is set forth under “Item 1. Election of Directors” and “Further Information Concerning the Board of Directors - Committees of the Board” in the Proxy Statement to be delivered to stockholders in connection with the 2024 Annual Meeting of Shareholders (the Proxy Statement) and incorporated herein by reference.
The Company's Code of Conduct is in compliance with the applicable rules of the SEC and applies to the principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Conduct is available, free of charge, through the Company's website at https://www.macysinc.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting such information to the Company's website at the address and location specified above.
Set forth below are the names, ages and principal occupations of the Company's non-employee directors as of March 21, 2024.

Name	Age	Director Since	Principal Occupation
Emilie Arel	46	2022	Former President and Chief Executive Officer, Casper Sleep, Inc.
Francis S. Blake	74	2015	Former Chairman and Chief Executive Officer of The Home Depot, Inc.
Torrence N. Boone	54	2019	Vice President, Global Client Partnerships, Alphabet Inc.
Ashley Buchanan	50	2021	Chief Executive Officer of The Michaels Companies, Inc.
Marie Chandoha	62	2022	Former President and Chief Executive Officer of Charles Schwab Investment Management, Inc.
Naveen K. Chopra	50	2023	Executive Vice President and Chief Financial Officer of Paramount Global
Deirdre P. Connelly	63	2008	Former President, North American Pharmaceuticals of GlaxoSmithKline
Jeff Gennette	62	2016	Non-Executive Chairman and Former Chief Executive Officer of Macy's, Inc.
Jill Granoff	61	2022	Senior Adviser, Eurazeo Brands
William H. Lenehan	47	2016	President and Chief Executive Officer of Four Corners Property Trust, Inc.
Sara Levinson	73	1997	Co-Founder and Director of Katapult
Paul C. Varga	60	2012	Former Chairman and Chief Executive Officer of Brown- Forman Corporation
Tracey Zhen	47	2021	Former President of Zipcar, a subsidiary of Avis Budget Group, Inc.
Item 11.    Executive Compensation.
Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executive Officers for 2023,” “Compensation Committee Report,” and "Further Information Concerning the Board of Directors" in the Proxy Statement and incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information called for by this item is set forth under “Stock Ownership – Certain Beneficial Owners,” “Stock Ownership – Stock Ownership of Directors and Executive Officers,” and “Stock Ownership – Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement and incorporated herein by reference.
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
3.Exhibits:

Exhibit Number	Description	Document if Incorporated by Reference

3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 18, 2010

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 1995

3.1.2	Article Seventh of the Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 24, 2011

3.2	Amended and Restated By-Laws	Exhibit 3.2 to the Company's Current Report on Form 8-K filed October 31, 2022

4.1	Indenture, dated as of January 15, 1991, among the Company (as successor to The May Department Stores Company (“May Delaware”)), Macy's Retail Holdings, Inc. (“Macy's Retail”) (f/k/a The May Department Stores Company (NY) or “May New York”) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company and as successor to The First National Bank of Chicago), as Trustee (“1991 Indenture”)	Exhibit 4(2) to May New York's Current Report on Form 8-K filed January 15, 1991

4.1.1	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1991 Indenture	Exhibit 10.13 to the Company's Current Report on Form 8-K filed August 30, 2005 (“August 30, 2005 Form 8-K”)

4.1.2	First Supplemental Indenture to 1991 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020 (“May 2, 2020 Form 10-Q”)

4.1.3	Second Supplemental Indenture to 1991 Indenture dated as of June 3, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy's Retail Holdings, Inc., a Delaware corporation), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.4 to May 2, 2020 Form 10-Q

4.1.4	Third Supplemental Indenture to 1991 Indenture dated as of June 26, 2020 among Macy's Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy's Retail Holdings, LLC, a Delaware limited liability company), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.15 to May 2, 2020 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
4.1.5	Fourth Supplemental Indenture to 1991 Indenture dated as of June 30, 2021 by and among Macy's Retail Holdings, LLC, Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended July 31, 2021

4.2	Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee (“1994 Indenture”)	Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-88328) filed January 9, 1995

4.2.1	Ninth Supplemental Indenture to 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 3 to the Company's Current Report on Form 8-K filed July 15, 1997

4.2.2	Tenth Supplemental Indenture to 1994 Indenture, dated as of August 30, 2005, among the Company, Macy's Retail and U.S. Bank National Association (as successor to State Street Bank and Trust Company and as successor to The First National Bank of Boston), as Trustee	Exhibit 10.14 to August 30, 2005 Form 8-K

4.2.3	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1994 Indenture	Exhibit 10.16 to August 30, 2005 Form 8-K

4.2.4	Eleventh Supplemental Indenture to 1994 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.5 to May 2, 2020 Form 10-Q

4.2.5	Twelfth Supplemental Indenture to 1994 Indenture dated as of June 3, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy's Retail Holdings, Inc., a Delaware corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.6 to May 2, 2020 Form 10-Q

4.2.6	Thirteenth Supplemental Indenture to 1994 Indenture dated as of June 24, 2020 among Macy's Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy's Retail Holdings, LLC, a Delaware limited liability company), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.16 to May 2, 2020 Form 10-Q

4.3	Indenture, dated as of June 17, 1996, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company), as Trustee (“1996 Indenture”)	Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed June 18, 1996 by May Delaware

4.3.1	First Supplemental Indenture to 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon (successor to J.P. Morgan Trust Company, National Association), as Trustee	Exhibit 10.9 to August 30, 2005 Form 8-K

4.3.2	Second Supplemental Indenture to 1996 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.7 to May 2, 2020 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
4.3.3	Third Supplemental Indenture to 1996 Indenture dated as of June 3, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy's Retail Holdings, Inc., a Delaware corporation), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.8 to May 2, 2020 Form 10-Q

4.3.4	Fourth Supplemental Indenture to 1996 Indenture dated as of June 26, 2020 among Macy's Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy's Retail Holdings, LLC, a Delaware limited liability company), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.17 to May 2, 2020 Form 10-Q

4.4	Indenture, dated as of September 10, 1997, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee (“1997 Indenture”)	Exhibit 4.4 to the Company's Amendment No. 1 to Form S-3 (Registration No. 333-34321) filed September 11, 1997

4.4.1	First Supplemental Indenture to 1997 Indenture, dated as of February 6, 1998, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 2 to the Company's Current Report on Form 8-K filed February 6, 1998

4.4.2	Third Supplemental Indenture to 1997 Indenture, dated as of March 24, 1999, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-76795) filed April 22, 1999

4.4.3	Seventh Supplemental Indenture to 1997 Indenture, dated as of August 30, 2005 among the Company, Macy's Retail and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 10.15 to August 30, 2005 Form 8-K

4.4.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1997 Indenture	Exhibit 10.17 to August 30, 2005 Form 8-K

4.4.5	Eighth Supplemental Indenture to 1997 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.9 to May 2, 2020 Form 10-Q

4.4.6	Ninth Supplemental Indenture to 1997 Indenture dated as of June 3, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy's Retail Holdings, Inc., a Delaware corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.10 to May 2, 2020 Form 10-Q

4.4.7	Tenth Supplemental Indenture to 1997 Indenture dated as of June 24, 2020 among Macy's Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy's Retail Holdings, LLC, a Delaware limited liability company), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.18 to May 2, 2020 Form 10-Q

4.5	Indenture, dated as of July 20, 2004, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon, as Trustee (“2004 Indenture”)	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-00079) filed July 22, 2004 by May Delaware

4.5.1	First Supplemental Indenture to 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy's Retail and BNY Mellon (successor to J.P. Morgan Trust Company, National Association), as Trustee	Exhibit 10.10 to August 30, 2005 Form 8-K

Exhibit Number	Description	Document if Incorporated by Reference
4.6	Indenture, dated as of November 2, 2006, by and among Macy's Retail, the Company and U.S. Bank National Association, as Trustee (“2006 Indenture”)	Exhibit 4.6 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-138376) filed November 2, 2006

4.6.1	Third Supplemental Indenture to 2006 Indenture, dated March 12, 2007, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 12, 2007

4.6.2	Seventh Supplemental Indenture to 2006 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.11 to May 2, 2020 Form 10-Q

4.6.3	Eighth Supplemental Indenture to 2006 Indenture dated as of June 3, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy's Retail Holdings, Inc., a Delaware corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.12 to May 2, 2020 Form 10-Q

4.6.4	Ninth Supplemental Indenture to 2006 Indenture dated as of June 24, 2020 among Macy's Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy's Retail Holdings, LLC, a Delaware limited liability company), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.19 to May 2, 2020 Form 10-Q

4.7	Indenture, dated as of January 13, 2012, among Macy's Retail, the Company and BNY Mellon, as Trustee ("2012 Indenture")	Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 13, 2012 (“January 13, 2012 Form 8-K”)

4.7.1	Second Supplemental Trust Indenture to 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to January 13, 2012 Form 8-K

4.7.2	Fourth Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the Company's Current Report on Form 8-K filed November 20, 2012

4.7.3	Seventh Supplemental Trust Indenture, dated as of November 18, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 18, 2014

4.7.4	Eighth Supplemental Indenture to 2012 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.13 to May 2, 2020 Form 10-Q

4.7.5	Ninth Supplemental Indenture to 2012 Indenture dated as of June 3, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy's Retail Holdings, Inc., a Delaware corporation), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.14 to May 2, 2020 Form 10-Q

4.7.6	Tenth Supplemental Indenture to 2012 Indenture dated as of June 26, 2020 among Macy's Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy's Retail Holdings, LLC, a Delaware limited liability company), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.20 to May 2, 2020 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
4.8	Indenture, dated as of July 28, 2020, among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc., as guarantor, and U.S. Bank National Association, as trustee and collateral trustee, relating to Macy's Retail Holdings, LLC's 6.65% Senior Secured Debentures due 2024, 6.7% Senior Secured Debentures due 2028, 8.75% Senior Secured Debentures due 2029, 7.875% Senior Secured Debentures due 2030, 6.9% Senior Secured Debentures due 2032 and 6.7% Senior Secured Debentures due 2034	Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 28, 2020 (“July 28, 2020 Form 8-K”)

4.8.1	Form of 6.65% Senior Secured Debentures due 2024, 6.7% Senior Secured Debentures due 2028, 8.75% Senior Secured Debentures due 2029, 7.875% Senior Secured Debentures due 2030, 6.9% Senior Secured Debentures due 2032 and 6.7% Senior Secured Debentures due 2034	Exhibit A to Exhibit 4.1 to July 28, 2020 Form 8-K

4.8.2	Fifth Supplemental Trust Indenture to 1996 Indenture, dated as of July 10, 2020, among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc. as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Macy's Retail Holdings, LLC's 6.65% Senior Debentures due 2024, 6.7% Senior Debentures due 2028, 8.75% Senior Debentures due 2029, 7.875% Senior Debentures due 2030, 6.9% Senior Debentures due 2032 and 6.7% Senior Debentures due 2034	Exhibit 4.3 to July 28, 2020 Form 8-K

4.9	Indenture, dated as of March 17, 2021, by and among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc., as guarantor and U.S. Bank National Association, as trustee, relating to Macy's Retail Holdings, LLC's 5.875% Senior Notes due 2029	Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 17, 2021

4.10	Indenture, dated as of March 10, 2022, by and among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to Macy's Retail Holdings, LLC's 5.875% Senior Notes due 2030	Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 10, 2022

4.11	Indenture, dated as of March 10, 2022, by and among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to Macy's Retail Holdings, LLC's 6.125% Senior Notes due 2032	Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 10, 2022

4.12	Description of the Company's Securities Registered under Section 12 of the Securities Exchange Act of 1934	Exhibit 4.8 to the Company's Annual Report on Form 10-K (File No. 1-135360) for the fiscal year ended February 1, 2020 (“2019 Form 10-K”)

10.1	Credit Agreement, dated as of June 8, 2020, among Macy's Inventory Funding LLC, as the Borrower, Macy's Inventory Holdings LLC, as Parent, Bank of America, N.A., as Agent, L/C Issuer and Swing Line Lender, the other lenders party thereto, BofA Securities, Inc., Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A., Fifth Third Bank, National Association, MUFG Union Bank, N.A., PNC Capital Markets LLC and Wells Fargo Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Loan Funding LLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Fifth Third Bank, National Association, MUFG Union Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents	Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 9, 2020

Exhibit Number	Description	Document if Incorporated by Reference
10.1.1	Third Amendment to Credit Agreement, dated as of March 3, 2022, by and among Macy's Inventory Funding LLC, Macy's Inventory Holdings LLC, the lenders party thereto and Bank of America, N.A., as agent, l/c issuer and swing line lender	Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 3, 2022

10.2	Credit Agreement, dated as of May 9, 2019, among the Company, Macy's Retail and Bank of America, N.A., as administrative agent	Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2019 (“May 15, 2019 Form 8-K”)

10.2.1	Amendment No. 1 to Credit Agreement dated as of June 8, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (f/k/a Macy's Retail Holdings, Inc.), as Borrower, Macy's, Inc., a Delaware corporation, as Parent, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent	Exhibit 10.2 to June 9, 2020 Form 8-K

10.4	Guarantee Agreement, dated as of May 9, 2019, among the Company, Macy's Retail and Bank of America, N.A., as administrative agent	Exhibit 10.2 to May 15, 2019 Form 8-K

10.5	Tax Sharing Agreement, dated as of October 31, 2014, among Macy's, Inc. and members of the Affiliated Group	Exhibit 10.7 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2015 (“2014 Form 10-K”)

10.6+	Amended and Restated Credit Card Program Agreement, dated November 10, 2014, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc., Macy's West Stores, Inc., Bloomingdale's, Inc., Department Stores National Bank and Citibank, N.A.	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed December 8, 2014

10.6.1+	Sixth Amendment to Amended and Restated Credit Card Program Agreement, dated as of December 13, 2021, by and among Macy's, Inc., FDS Bank, Macy's Credit and Consumer Services, Inc., Bloomingdale's, LLC, and solely with respect to Section 2.1(a) FDS Thrift Holding Co., Inc., Department Stores National Bank and Citibank, N.A.	Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 13, 2021

10.7	Senior Executive Incentive Compensation Plan, as amended March 26, 2020 *	Exhibit 10.3 to May 2, 2020 Form 10-Q

10.8	Form of Indemnification Agreement *	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 1-10951), filed November 27, 1991

10.9	Executive Severance Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 2014 (“2013 Form 10-K”)

10.9.1	Senior Executive Severance Plan, effective as of April 1, 2018, as revised and restated March 29, 2023 *	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended April 29, 2023 (“April 29, 2023 Form 10-Q”)

10.10	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.15.3 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2013 ("2012 Form 10-K")

10.10.1	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.14.4 to 2014 Form 10-K

10.10.2	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees), as amended *	Exhibit 10.10.5 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2018 ("2017 Form 10-K")

Exhibit Number	Description	Document if Incorporated by Reference
10.10.3	Form of Stock Option Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2019

10.11	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 25, 2010

10.12	2021-2023 Performance-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan*	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 1, 2021

10.12.1	2022-2024 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.2+ to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended April 30, 2022

10.12.2	2023-2025 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.2+ to the April 29, 2023 Form 10-Q
10.13	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan*	Exhibit 10.19 to 2012 Form 10-K

10.13.1	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.18.1 to 2014 Form 10-K

10.13.2	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (with dividend equivalents) *	Exhibit 10.13.2 to 2017 Form 10-K

10.13.3	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, as amended *	Exhibit 10.13.3 to 2017 Form 10-K

10.13.4	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.3 to the May 4, 2010 Form 10-Q

10.13.5	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.3 to the April 29, 2023 Form 10-Q
10.14	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2009 (“2008 Form 10-K”)

10.14.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.21.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2012

10.14.2	Second Amendment to Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.20.2 to 2012 Form 10-K

10.14.3	Third Amendment to Supplementary Executive Retirement Plan effective December 31, 2013 *	Exhibit 10.20.3 to 2013 Form 10-K

10.15	Executive Deferred Compensation Plan *	Exhibit 10.30 to 2008 Form 10-K

10.15.1	First Amendment to Executive Deferred Compensation Plan effective December 31, 2013 *	Exhibit 10.21.1 to 2013 Form 10-K

10.16	Macy's, Inc. 401(k) Retirement Investment Plan (the "Plan") (amending and restating the Macy's, Inc. 401(k) Retirement Investment Plan) effective as of January 1, 2014 *	Exhibit 10.22 to 2013 Form 10-K

Exhibit Number	Description	Document if Incorporated by Reference
10.16.1	First Amendment to the Plan regarding matching contributions with respect to the Plan's plan years beginning on and after January 1, 2014, effective January 1, 2014 *	Exhibit 10.21.1 to 2014 Form 10-K

10.16.2	Second Amendment to the Plan regarding marriage status, effective January 1, 2014 *	Exhibit 10.21.2 to 2014 Form 10-K

10.16.3	Third Amendment to the Plan regarding matching contributions with respect to the Plan's plan years beginning on and after January 1, 2014 *	Exhibit 10.21.3 to 2014 Form 10-K

10.16.4	Fourth Amendment to the Plan regarding rules applicable to Puerto Rico participants effective January 1, 2011 (and for the Plan's plan years beginning on and after that date)*	Exhibit 10.17.4 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 30, 2016 ("2015 Form 10-K")

10.16.5	Fifth Amendment to the Plan regarding eligible associates to participate (pre-tax deferrals only, no match) immediately upon hire effective as of January 1, 2014*	Exhibit 10.17.5 to 2015 Form 10-K

10.17	Director Deferred Compensation Plan *	Exhibit 10.33 to 2008 Form 10-K

10.18	Macy's, Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Definitive Proxy Statement dated April 2, 2014

10.19	Macy's, Inc. 2018 Equity and Incentive Compensation Plan *	Appendix B to the Company's Definitive Proxy Statement dated April 4, 2018

10.20	Macy's, Inc. 2021 Equity and Incentive Compensation Plan*	Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2021

10.21	Macy's, Inc. Deferred Compensation Plan (Amended and restated effective as of August 1, 2018) *	Exhibit 10.18 to 2019 Form 10-K

10.22	Change in Control Plan, effective November 1, 2009, as revised and restated effective April 1, 2018 *	Exhibit 10.20 to 2017 Form 10-K

10.23	Time Sharing Agreement between Macy's, Inc. and Jeff Gennette, dated June 14, 2017 *	Exhibit 10.21.1 to 2017 Form 10-K

10.24	Time Sharing Agreement between Macy's, Inc. and Tony Spring, dated February 5, 2024 *

10.25	Macy's, Inc. Employee Stock Purchase Plan*	Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-265177) filed May 24, 2022
21	Subsidiaries

22	List of Subsidiary Guarantors	Exhibit 22 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2023

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description	Document if Incorporated by Reference
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C Section 1350, ad adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act

97	Macy's, Inc. Compensation Clawback Policy, effective October 2, 2023

101
The following financial statements from Macy's, Inc.'s Annual Report on Form 10-K for the year ended February 3, 2024, filed March 22, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as block of text and in detail.

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

MACY'S, INC.

By:	/s/ TRACY M. PRESTON
Tracy M. Preston
Chief Legal Officer and Corporate Secretary
Date: March 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2024.

*	*	*
Tony Spring	Adrian V. Mitchell	Paul Griscom
Chief Executive Officer and Chairman-Elect of the Board of Directors (principal executive officer)	Chief Operating Officer and Chief Financial Officer (principal financial officer)	Senior Vice President and Controller (principal accounting officer)

*	*	*
Emilie Arel	Francis S. Blake	Torrence N. Boone
Director	Director	Director

*	*	*
Ashley Buchanan	Marie Chandoha	Naveen Chopra
Director	Director	Director

*	*	*
Deirdre P. Connelly	Jeff Gennette	Jill Granoff
Director	Chairman of the Board and Director	Director

*	*	*
William H. Lenehan	Sara Levinson	Paul C. Varga
Director	Director	Director

*
Tracey Zhen
Director
_________________________
*The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ TRACY M. PRESTON
Tracy M. Preston
Attorney-in-Fact