Form 10-Q
period 2024-05-04
Macy's, Inc.
filed 2024-05-30
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2024
Common Stock, $.01 par value per share	276,411,486 shares

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share figures)

	13 Weeks Ended
	May 4, 2024	April 29, 2023
Net sales	$4,846	$4,982
Other revenue	154	191
Total revenue	5,000	5,173

Cost of sales	(2,946)	(2,988)
Selling, general and administrative expenses	(1,911)	(1,950)
Gains on sale of real estate	1	11
Impairment, restructuring and other costs	(19)	(2)
Operating income	125	244
Benefit plan income, net	4	4
Interest expense, net	(31)	(37)
Income before income taxes	98	211
Federal, state and local income tax expense	(36)	(56)
Net income	$62	$155
Basic earnings per share	$0.22	$0.57
Diluted earnings per share	$0.22	$0.56
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(millions)

	13 Weeks Ended
	May 4, 2024	April 29, 2023
Net income	$62	$155
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	1	2
Tax effect related to items of other comprehensive income	(1)	(1)
Total other comprehensive income, net of tax effect	—	1
Comprehensive income	$62	$156
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions)

	May 4, 2024	February 3, 2024	April 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$876	$1,034	$603
Receivables	257	293	255
Merchandise inventories	4,687	4,361	4,607
Prepaid expenses and other current assets	442	401	390
Total Current Assets	6,262	6,089	5,855
Property and Equipment - net of accumulated depreciation and amortization of $4,410, $4,276 and $4,763	5,295	5,308	5,864
Right of Use Assets	2,358	2,305	2,715
Goodwill	828	828	828
Other Intangible Assets – net	429	430	432
Other Assets	1,277	1,286	1,174
Total Assets	$16,449	$16,246	$16,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Merchandise accounts payable	$2,347	$1,913	$2,415
Accounts payable and accrued liabilities	2,088	2,434	2,233
Income taxes	115	83	134
Total Current Liabilities	4,550	4,430	4,782
Long-Term Debt	2,998	2,998	2,996
Long-Term Lease Liabilities	3,034	2,986	2,996
Deferred Income Taxes	749	745	916
Other Liabilities	932	950	1,008
Shareholders' Equity	4,186	4,137	4,170
Total Liabilities and Shareholders’ Equity	$16,449	$16,246	$16,868
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at February 3, 2024	$3	$352	$6,190	$(1,912)	$(496)	$4,137
Net income			62			62
Common stock dividends ($0.1737 per share)			(48)			(48)
Stock-based compensation expense		13				13
Stock issued under stock plans		(71)		70		(1)
Cumulative-effect adjustment (a)			23			23
Balance at May 4, 2024	$3	$294	$6,227	$(1,842)	$(496)	$4,186
(a) Represents the cumulative-effect adjustment for the change in inventory valuation method.
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

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	13 Weeks Ended
	May 4, 2024	April 29, 2023
Cash flows from operating activities:
Net income	$62	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	19	2
Depreciation and amortization	216	218
Stock-based compensation expense	13	14
Gains on sale of real estate	(1)	(11)
Benefit plans	1	2
Amortization of financing costs and premium on acquired debt	3	3
Deferred income taxes	(10)	(32)
Changes in assets and liabilities:
Decrease in receivables	35	45
Increase in merchandise inventories	(273)	(340)
(Increase) decrease in prepaid expenses and other current assets	(49)	32
Increase in merchandise accounts payable	401	374
Decrease in accounts payable and accrued liabilities	(289)	(415)
Increase in current income taxes	34	82
Change in other assets and liabilities	(33)	(24)
Net cash provided by operating activities	129	105
Cash flows from investing activities:
Purchase of property and equipment	(154)	(215)
Capitalized software	(75)	(81)
Disposition of property and equipment	4	25
Other, net	8	1
Net cash used by investing activities	(217)	(270)
Cash flows from financing activities:
Debt repaid	(1)	(1)
Dividends paid	(48)	(45)
Decrease in outstanding checks	(21)	(13)
Acquisition of treasury stock	—	(35)
Net cash used by financing activities	(70)	(94)
Net decrease in cash, cash equivalents and restricted cash	(158)	(259)
Cash, cash equivalents and restricted cash beginning of period	1,037	865
Cash, cash equivalents and restricted cash end of period	$879	$606
Supplemental cash flow information:
Interest paid	$59	$60
Interest received	12	11
Income taxes paid, net of refunds received	12	6
Restricted cash, end of period	3	3
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the "Company"), is an omni-channel retail organization operating stores, websites and mobile applications under three nameplates (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of May 4, 2024, the Company's operations and operating segments were conducted through Macy's (both mainbox and small format), Macy's Backstage, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the "2023 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2023 10-K.
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
The Consolidated Financial Statements for the 13 weeks ended May 4, 2024 and April 29, 2023, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 4, 2024 and April 29, 2023 (which do not include the holiday season) are not necessarily indicative of such results for the full fiscal year.
Merchandise Inventories
On February 4, 2024, the Company changed its inventory valuation method. Previously, inventories were principally valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method (RIM). Commencing in fiscal 2024, inventories are valued at the lower of cost or market using the LIFO cost method. The LIFO cost method is preferable as compared to LIFO RIM because it will improve the cost accuracy and transparency of inventory at the unit level and will better allow the organization to evaluate selling margin realized on each sale. Additionally, it is consistent with the practices of many other retailers, improving comparability. Reported results for periods prior to fiscal 2024 have not been restated due to impracticability as the Company’s systems did not capture historical period-specific information necessary to value the inventory under the cost method. The impact of the change in accounting method had an immaterial effect on the Consolidated Financial Statements as of February 4, 2024.
Under the LIFO cost method, the item-cost method is used to determine inventory cost before the application of any LIFO adjustment, as necessary. This method involves assigning costs to each item individually based on the actual purchase costs of that item. The Company continuously monitors whether the carrying cost of inventory exceeds its market value. Excess inventories may be disposed of through the normal course of business. The Company writes down the carrying value of inventories that are not expected to be sold at or above cost based on historical results.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 weeks ended May 4, 2024 and April 29, 2023 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 5, "Retirement Plans," for further information.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. Most notable, registrants will be required to disclose: (1) significant segment expenses regularly provided to the Chief Operating Decisions Maker ("CODM") and included within the reported measure(s) of a segment's profit or loss, (2) the amount and composition of other segment items, (3) how the CODM uses the reported measure(s) of a segment's profit or loss to assess segment performance and decide how to allocate resources, (4) on an interim basis, all segment profit or loss and asset disclosures currently required annually by Topic 280, as well as those introduced by the ASU, and (5) the CODM's title and position. ASU 2023-07 is effective for the Company beginning in the fiscal year ending February 1, 2025. The Company is currently evaluating the impacts of the adoption of ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09). The amendments in this update enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregation by jurisdiction. These amendments allow investors to better assess how an entity's operations and tax related risks and planning affects its income tax rate and prospects for future cash flows. ASU 2023-09 is effective for the Company beginning in the fiscal year ending January 31, 2026. The Company is currently evaluating the impacts of the adoption of ASU 2023-09.
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	May 4, 2024			April 29, 2023
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$62		275.2	$155		272.2
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$62		276.1	$155		273.1
Basic earnings per share		$0.22			$0.57
Effect of dilutive securities:
Stock options and restricted stock units			4.9			4.7
	$62		281.0	$155		277.8
Diluted earnings per share		$0.22			$0.56
In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 7.8 million and 10.0 million shares of common stock and restricted stock units relating to 3.0 million and 5.4 million shares of common stock were outstanding at May 4, 2024 and April 29, 2023, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    Revenue
Net sales, which mainly consist of retail sales but also include merchandise returns, gift cards and loyalty programs, represented 97% and 96% of total revenue for the 13 weeks ended May 4, 2024 and April 29, 2023, respectively. Other revenue generating activities consist of credit card revenues as well as Macy's Media Network revenue.

	13 Weeks Ended
Revenues	May 4, 2024	April 29, 2023
	(millions)
Women's Accessories, Shoes, Cosmetics and Fragrances	$2,070	$2,025
Women's Apparel	1,145	1,150
Men's and Kids'	981	1,018
Home/Other (a)	650	789
Total Net Sales	4,846	4,982

Credit card revenues, net	$117	$162
Macy's Media Network revenue, net (b)	37	29
Other Revenue	154	191

Total Revenue	$5,000	$5,173
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network ("MMN") is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.
Macy's accounted for 84% of the Company's net sales for the 13 weeks ended May 4, 2024 and 85% for the 13 weeks ended April 29, 2023. In addition, digital sales accounted for 32% of the Company's net sales for each of the 13 weeks ended May 4, 2024 and April 29, 2023.
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
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $193 million, $136 million and $214 million as of May 4, 2024, February 3, 2024 and April 29, 2023, respectively. Included in prepaid expenses and other current assets is an asset totaling $116 million, $83 million and $127 million as of May 4, 2024, February 3, 2024 and April 29, 2023, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $349 million, $384 million and $360 million as of May 4, 2024, February 3, 2024 and April 29, 2023, respectively.
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
4.    Financing Activities
The Company did not borrow or repay any debt, outside of capital lease activity, during both the 13 weeks ended May 4, 2024 and April 29, 2023.
As of May 4, 2024 and April 29, 2023, the Company had $144 million and $138 million of standby letters of credit outstanding under its ABL Credit Facility, respectively, which reduced the available borrowing capacity to $2,856 million and $2,862 million, respectively. The Company had no outstanding borrowings under the ABL Credit Facility as of May 4, 2024 and April 29, 2023.
During the 13 weeks ended May 4, 2024 the Company did not repurchase shares of its common stock. During the 13 weeks ended April 29, 2023, the Company repurchased approximately 1.4 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $25 million.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended
	May 4, 2024	April 29, 2023
	(millions)
401(k) Qualified Defined Contribution Plan	$23	$23
Pension Plan
Interest cost	$18	$22
Expected return on assets	(29)	(34)
Recognition of net actuarial loss	1	2
	$(10)	$(10)
Supplementary Retirement Plan
Interest cost	$5	$5
Recognition of net actuarial loss	2	2
	$7	$7

Total Retirement Expense	$20	$20

Postretirement Obligations
Interest cost	$1	$1
Recognition of net actuarial gain	(2)	(2)
	$(1)	$(1)

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.    Fair Value Measurements
The Company's financial assets are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards.
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant observable inputs for the assets
Level 3: Significant unobservable inputs for the assets

The following table shows the estimated fair value of the Company's marketable equity and debt securities:

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(millions)
May 4, 2024	$36	$36	$—	$—
February 3, 2024	42	42	—	—
April 29, 2023	36	36	—	—
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
The following table shows the estimated fair value of the Company's long-term debt:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
May 4, 2024	$3,007	$2,998	$2,766
February 3, 2024	3,007	2,998	2,706
April 29, 2023	3,007	2,996	2,468
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

All outstanding amounts related to suppliers participating in the SCF programs are recorded upon confirmation with the third-party institutions in merchandise accounts payable in the consolidated balance sheets, and associated payments are included in operating activities in the consolidated statements of cash flows. The Company's outstanding obligations as of May 4, 2024, February 3, 2024 and April 29, 2023 were $125 million, $112 million and $102 million, respectively.

MACY'S, INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "first quarter of 2024" and "first quarter of 2023" are to the Company's 13-week fiscal periods ended May 4, 2024 and April 29, 2023, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2023 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Risk Factors" and in "Forward-Looking Statements") and in the 2023 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes Non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures".
Quarterly Overview
The Company continues to view fiscal 2024 as a transition and investment year as it implements its new strategy, A Bold New Chapter, which is designed to return the Company to enterprise growth, unlock shareholder value, improve the omni-channel experience and better serve its customers. During the first quarter of 2024, the Company was encouraged by customer response to A Bold New Chapter through progress of its initiatives, as follows:
•.Strengthen the Macy's nameplate
◦Rationalize store base: At the end of fiscal 2024, the Company announced it had identified approximately 150 underproductive Macy's locations for closure over the next three years (collectively, the "non-go-forward" locations), which will allow for monetization of assets at the non-go-forward locations and prioritization of investments in the approximately 350 remaining Macy's locations (collectively, the "go-forward" locations) where the Company believes it has the most opportunity to improve square footage productivity. For the non-go-forward Macy's locations and distribution centers, the Company is able to be thoughtful and strategic with its approach to monetization and is encouraged by the pace of deal activity.
◦Launch of First 50 Stores: The First 50 locations are a key component of the Macy's Bold New Chapter growth strategy as they are an early leading indicator for the go-forward Macy's locations and ultimately the entire Macy's, Inc. go-forward business' ability to return to growth. They serve as pilots to test ideas with new product, visual merchandising and staffing initiatives. Along with positive comparable sales growth, the First 50 locations Net Promoter Scores increased approximately 500 basis points from the prior year and were over 250 basis points above all other Macy's locations.
◦Revitalize assortment: The Company is focused on offering newness across categories. In the first quarter of 2024, Macy's introduced and expanded distribution in several market brands within apparel to address areas of opportunity where it has experienced softness in both women's and men's assortments. Beauty remained a standout category and key traffic driver, driven by fragrances. Macy's believes it has the opportunity to offset softness in the big ticket and home categories and is actively working on the market brand matrix with plans to begin a complete refresh of its home private brands in fiscal 2025. Macy's private brand apparel initiative is progressing as planned. The Company has completed the majority of its planned brand exits and reimagined and launched several new brands. In the first quarter of 2024, I.N.C. and Style & Co., which have led the initiative, continued to outperform the Macy's women's apparel segment and Macy's introduced its newest private brand, State of Day. The Company plans to refresh its kid's private brands in the summer of 2024 and introduce a new men's contemporary apparel brand later in the year.
◦Rollout of additional Macy's small format stores: The Company opened one Macy's small format during the first quarter and plans to open 11 more this year, bringing the total number of Macy's small format locations to an expected 24 by the end of fiscal 2024.
◦Grow digital: Digital continues to serve as both a gateway to the Macy's brand and is a source of commerce and omni engagement. Under new leadership, the team is making progress on optimizing the customer journey, including addressing places of greatest friction, and enhancing the shopping experience across platforms. In the first quarter of 2024, Macy's launched a baby registry, including over 150 new brands across all baby categories. Macy's digital visits increased 2.3% while the conversion rate decreased 14 basis points compared to the first quarter of 2023.

MACY'S, INC.
•.Accelerate luxury growth
◦Accelerate Bloomingdale's growth:The Company continues to expect to open approximately 15 small format (Bloomie's and Bloomingdale's the Outlet) locations through fiscal 2026, including three later in fiscal 2024. Comparable sales at the small format locations outperformed the broader Bloomingdale's fleet. Contemporary apparel, private brands and beauty continue to be well-received and serve as growth engines for the brand.
◦Accelerate Bluemercury growth: The first quarter of 2024 marked the 13th consecutive quarter of comparable sales growth for Bluemercury, driven by continued strength in skincare and the expansion of key brand partners. The Company's plans to open at least 30 new locations and remodel approximately 30 existing locations through fiscal 2026 is underway, with one new location and three remodels slated for the second quarter of 2024. These stores will look to incorporate learnings from recent remodels, including an elevated aesthetic, expanded assortment, and an enhanced selling model.
•.Simplify and modernize end-to-end operations
◦The Company is actively advancing on solutions to consolidate capacity, increase automation and reduce costs across the network. While still in its early stages, during the first quarter of 2024, the Company benefited from the flow through of the consolidation of technology vendors and savings from offshoring efforts.
Certain financial highlights for the first quarter of 2024 as compared to the first quarter of 2023 are as follows:
•Macy's, Inc. comparable sales declined 1.2% on an owned basis and declined 0.3% on an owned-plus-licensed-plus-marketplace basis.
◦Macy's, Inc. go-forward business comparable sales, inclusive of go-forward locations and digital, declined 0.9% on an owned basis and increased 0.1% on an owned-plus-licensed-plus-marketplace basis.
•Company's nameplate highlights include:
◦Macy's comparable sales declined 1.6% on an owned basis and declined 0.4% on an owned-plus-licensed-plus-marketplace basis.
▪Go-forward locations comparable sales increased 0.1% on both an owned and owned-plus-licensed basis.
▪First 50 locations comparable sales, included within go-forward locations comparable sales, increased 3.3% on an owned basis and increased 3.4% on an owned-plus-licensed basis.
▪Non-First 50 go-forward locations comparable sales, included within go-forward locations comparable sales, decreased 1.2% on an owned basis and decreased 1.3% on an owned-plus-licensed basis.
▪Macy’s non-go-forward locations comparable sales decreased 4.5% on both an owned and owned-plus-licensed basis.
◦Bloomingdale's comparable sales increased 0.8% on an owned basis and increased 0.3% on an owned-plus-licensed-plus-marketplace basis1.
◦Bluemercury comparable sales increased 4.3% on an owned basis.
•Other revenues were $154 million, down $37 million.
•Gross margin rate was 39.2%, down 80 basis points.
•Selling, general and administrative ("SG&A") expense was $1,911 million, down $39 million. SG&A expense as a percent of total revenue was 38.2%, up 50 basis points.
•Net income was $62 million, down $93 million.
•Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $345 million compared to EBITDA of $466 million. On an adjusted basis, EBITDA was $364 million compared to $468 million.
•Diluted earnings per share was $0.22 compared to $0.56, and adjusted diluted earnings per share was $0.27 compared to $0.56.
•Merchandise inventories were up 1.7%.
1 Bloomingdale's excludes one non-go-forward location.

MACY'S, INC.
Results of Operations

	First Quarter of 2024			First Quarter of 2023
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$4,846			$4,982
Other revenue	154	3.2%		191	3.8%
Total revenue	5,000			5,173
Cost of sales	(2,946)	(60.8)%		(2,988)	(60.0)%
Selling, general and administrative expenses	(1,911)		(38.2)%	(1,950)		(37.7)%
Gains on sale of real estate	1		—%	11		0.2%
Impairment, restructuring and other costs	(19)		(0.4)%	(2)		—%
Operating income	125		2.5%	244		4.7%

Diluted earnings per share	$0.22			$0.56

Supplemental Financial Measures
Gross margin (a)	$1,900	39.2%		$1,994	40.0%
Decrease in comparable sales	(1.2)%			(7.9)%

Supplemental Non-GAAP Financial Measures
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(0.3)%			(7.2)%
Adjusted diluted earnings per share	$0.27			$0.56
EBITDA	$345			$466
Adjusted EBITDA	$364			$468
(a)Gross margin is defined as net sales less cost of sales.
See pages 21 to 23 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.
Comparison of the First Quarter of 2024 and the First Quarter of 2023

	First Quarter of 2024	First Quarter of 2023
Net sales	$4,846	$4,982
Decrease in comparable sales	(1.2)%	(7.9)%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(0.3)%	(7.2)%
Net sales for the first quarter of 2024 decreased for Macy’s but grew for Bloomingdale's and Bluemercury. During the quarter, net sales were impacted by ongoing macroeconomic conditions as consumers benefited from strong wage and job growth, offset by continued inflationary pressures. Macy's experienced strong performance in the First 50 locations, which benefited from enhanced merchandising through elevated product rollouts across top markets and new brands. Beyond apparel, performance was strong in beauty, particularly fragrances. The big ticket, home and handbag categories continued to underperform.

MACY'S, INC.

	First Quarter of 2024		First Quarter of 2023
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$117	2.4%	$162	3.3%
Macy's Media Network, net	37	0.8%	29	0.6%
Other revenue	$154	3.2%	$191	3.8%
The decrease in other revenues was primarily driven by a $45 million decrease in credit card revenues. This decrease was primarily driven by expected higher delinquency rates and net credit losses within the portfolio. Macy's Media Network grew $8 million, or 28% from the first quarter of 2023, due to increased vendor engagement.

	First Quarter of 2024	First Quarter of 2023
Cost of sales	$(2,946)	(2,988)
As a percent to net sales	60.8%	60.0%
Gross margin	$1,900	$1,994
As a percent to net sales	39.2%	40.0%
Gross margin rate and merchandise margin rate decreased 80 basis points and 100 basis points, respectively, in the first quarter of 2024 compared to the first quarter of 2023. The decline primarily reflected additional discounting for slower-moving warm weather products. Delivery expense as a percent of net sales improved 20 basis points from the first quarter of 2023 reflecting ongoing efforts to improve supply chain efficiency. Inventory increased 1.7% year-over-year.

	First Quarter of 2024	First Quarter of 2023
SG&A expenses	$(1,911)	$(1,950)
As a percent to total revenue	38.2%	37.7%
SG&A expenses decreased 2.0% in the first quarter of 2024 compared to the first quarter of 2023 due to continued cost discipline. The increase in SG&A expenses as a percent to total revenue in the first quarter of 2024 was due to a decline in total revenue compared to the first quarter of 2023.

	First Quarter of 2024	First Quarter of 2023
Net interest expense	$(31)	$(37)
The decrease in net interest expense in the first quarter of 2024 compared to the first quarter of 2023 was primarily driven by an increase in interest income on liquid investments.

	First Quarter of 2024	First Quarter of 2023
Effective tax rate	36.7%	26.5%
Federal income statutory rate	21%	21%
Income tax expense decreased $20 million in the first quarter of 2024 compared to the first quarter of 2023 due to lower income before income taxes. The income tax expense of $36 million and $56 million, or 36.7% and 26.5% of pretax income, for the 13 weeks ended May 4, 2024 and April 29, 2023, respectively, reflect a different effective tax rate as compared to the Company’s federal income tax statutory rate of 21%. The income tax effective rates for the 13 weeks ended May 4, 2024 and April 29, 2023 were impacted primarily by the effect of state and local taxes and the vesting and cancellation of certain stock-based compensation awards.

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
The Company ended the first quarter of 2024 with a cash and cash equivalents balance of $876 million, an increase of $273 million from $603 million at the end of the first quarter of 2023. The Company is party to the ABL Credit Facility with certain financial institutions providing for a $3,000 million asset-based credit facility.

	2024	2023
Net cash provided by operating activities	$129	$105
Net cash used by investing activities	(217)	(270)
Net cash used by financing activities	(70)	(94)
Operating Activities
The increase in net cash provided by operating activities was primarily driven by a decrease in payments of accounts payable and accrued liabilities, partially offset by lower net income.
Investing Activities
The Company's capital expenditures were $229 million in the first quarter of 2024 compared to $296 million in the first quarter of 2023. Capital expenditures in the current year are primarily focused on digital and technology investments as well as omni-channel capabilities.
Financing Activities
Dividends
The Company paid dividends totaling $48 million and $45 million in the first quarters of 2024 and 2023, respectively.
On May 16, 2024, the Company announced that its Board of Directors declared a regular quarterly dividend of 17.37 cents per share on its common stock, which will be paid on July 1, 2024, to Macy's shareholders of record at the close of business on June 14, 2024. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.
Stock Repurchases
On February 22, 2022, the Board of Directors authorized a new $2,000 million share repurchase program, which does not have an expiration date. During the first quarter of 2023, the Company repurchased approximately 1.4 million shares of its common stock at an average cost of $17.57 per share on the open market under its share repurchase program. The Company did not repurchase any shares of its common stock during the first quarter of 2024. As of May 4, 2024, $1,375 million remained available under the authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company. During the first quarter of 2023, the Company also withheld approximately $12 million of shares for tax purposes associated with the issuance of certain stock awards.
Debt Transactions
As of May 4, 2024 and April 29, 2023, the Company had $144 million and $138 million of standby letters of credit outstanding under its ABL Credit Facility, respectively, which reduced the available borrowing capacity to $2,856 million and $2,862 million, respectively. The Company had no outstanding borrowings under the ABL Credit Facility as of May 4, 2024 and April 29, 2023.

MACY'S, INC.
Contractual Obligations
As of May 4, 2024, other than the financing transactions discussed in Note 4 to the accompanying Consolidated Financial Statements, there were no material changes to the Company's contractual obligations and commitments outside the ordinary course of business since February 3, 2024, as reported in the Company's 2023 Form 10-K.
Guarantor Summarized Financial Information
The Company had $3,007 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the "Unsecured Notes") outstanding as of both May 4, 2024 and February 3, 2024 with maturities ranging from 2025 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC ("MRH" or "Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior unsecured obligations, senior to any of the Company's future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company's subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company's secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantees are effectively subordinated to all of the Subsidiary Issuer's and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $9,331 million and $9,423 million as of May 4, 2024 and February 3, 2024, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $355 million for the 13 weeks ended May 4, 2024, have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.
Summarized Balance Sheets

	May 4, 2024	February 3, 2024
	(in millions)
ASSETS
Current Assets	$909	$1,028
Noncurrent Assets	6,303	6,145
LIABILITIES
Current Liabilities	$1,667	$1,800
Noncurrent Liabilities (a)	10,685	10,654
(a)Includes net amounts due to non-Guarantor subsidiaries of $4,301 million and $6,784 million as of May 4, 2024 and February 3, 2024, respectively.
Summarized Statement of Operations

13 Weeks Ended May 4, 2024
(in millions)
Net sales	$194
Consignment commission income (a)	756
Other revenue	35
Cost of sales	(97)
Operating loss	(327)
Loss before income taxes (b)	(292)
Net loss	(198)
(a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.
(b)Includes $95 million of dividend income from non-Guarantor subsidiaries for the 13 weeks ended May 4, 2024, respectively.

MACY'S, INC.
Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned-plus-licensed-plus-marketplace basis, which includes the impact of growth in comparable sales of departments licensed to third parties and marketplace sales, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses, departments licensed to third parties or marketplace sales, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure which the Company believes provides meaningful information about its operational efficiency by excluding the impact of changes in tax law and structure, debt levels and capital investment. In addition, management believes that excluding certain items that are not associated with the Company's core operations and that may vary substantially in frequency and magnitude from period-to-period from net income, diluted earnings per share attributable to Macy's, Inc. shareholders and EBITDA provide useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. The Company uses certain non-GAAP financial measures as performance measures for components of executive compensation.
Non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, the Company's financial results prepared in accordance with GAAP. Certain of the items that may be excluded or included in non-GAAP financial measures may be significant items that could impact the Company's financial position, results of operations or cash flows and should therefore be considered in assessing the Company's actual and future financial condition and performance. Additionally, the amounts received by the Company on account of sales of departments licensed to third parties and marketplace sales are limited to commissions received on such sales. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies.
Changes in Comparable Sales
The following is a tabular reconciliation of the non-GAAP financial measure of changes in comparable sales on an owned-plus-licensed-plus-marketplace basis, to GAAP comparable sales (i.e., on an owned basis), which the Company believes to be the most directly comparable GAAP financial measure.

	13 Weeks Ended May 4, 2024 vs. 13 Weeks Ended April 29, 2023
	Macy's, Inc.	Macy's
Decrease in comparable sales on an owned basis (Note 1)	(1.2%)	(1.6%)
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.9%	1.2%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(0.3%)	(0.4%)

	13 Weeks Ended May 4, 2024 vs. 13 Weeks Ended April 29, 2023
	Macy's, Inc. go-forward business	Macy's go-forward business	Bloomingdale's (a)	Bluemercury
Increase (decrease) in comparable sales on an owned basis (Note 1)	(0.9)%	(1.3)%	0.8%	4.3%
Impact of departments licensed to third parties and marketplace sales (Note 2)	1.0%	1.3%	(0.5%)	—%
Increase in comparable sales on an owned-plus-licensed-plus-marketplace basis	0.1%	—%	0.3%	4.3%
(a) Bloomingdale's excludes one non-go-forward location.

MACY'S, INC.

	13 Weeks Ended May 4, 2024 vs. 13 Weeks Ended April 29, 2023
	Macy's First 50 locations	Macy's Non-First 50 go-forward locations	Macy's go-forward locations	Macy's non-go-forward locations
Increase (decrease) in comparable sales on an owned basis (Note 1)	3.3%	(1.2%)	0.1%	(4.5%)
Impact of departments licensed to third parties (Note 2)	0.1%	(0.1%)	—%	—%
Increase (decrease) in comparable sales on an owned-plus-licensed basis	3.4%	(1.3%)	0.1%	(4.5%)
Notes:
(1)Represents the period-to-period percentage change in net sales from stores in operation for one full fiscal year for the 13 weeks ended May 4, 2024 and April 29, 2023. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties and marketplace. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.
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

	13 Weeks Ended May 4, 2024	13 Weeks Ended April 29, 2023
	(millions)
Net income	$62	$155
Interest expense - net	31	37
Federal, state and local income tax expense	36	56
Depreciation and amortization	216	218
EBITDA	$345	$466
Impairment, restructuring and other costs	19	2
Adjusted EBITDA	$364	$468

MACY'S, INC.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income to GAAP net income and adjusted diluted earnings per share to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	13 Weeks Ended May 4, 2024		13 Weeks Ended April 29, 2023
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$62	$0.22	$155	$0.56
Impairment, restructuring and other costs	19	0.07	2	—
Income tax impact of certain items noted above	(4)	(0.02)	—	—
As adjusted to exclude certain items above	$77	$0.27	$157	$0.56
Critical Accounting Estimates
Commencing in fiscal 2024, the Company no longer considers merchandise inventories be a critical accounting estimate due to the change in inventory valuation method from LIFO RIM to LIFO cost. Certain operational management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, do not impact inventory valuation under LIFO cost to the same extent as they previously did under LIFO RIM.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the Company's market risk as described in the Company's 2023 10-K. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2023 10-K.
Item 4.    Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 4, 2024, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of May 4, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors.
There have been no material changes to the Risk Factors described in Part I, Item 1A."Risk Factors" in the Company's 2023 Form 10-K.
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
•the Company's ability to successfully implement A Bold New Chapter strategy, including the ability to realize the anticipated benefits within the time frame or at all;
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

MACY'S, INC.
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
Trading Arrangements
None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended May 4, 2024.

MACY'S, INC.
Item 6.    Exhibits.

10.1+	2024-2026 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*

10.2+	2024-2028 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*

18	Preferability Letter of Independent Registered Public Accounting Firm

22	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2023)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, filed on May 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________
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

Date: May 30, 2024