Form 10-Q
period 2024-08-03
Macy's, Inc.
filed 2024-09-04
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2024
Common Stock, $.01 par value per share	277,373,416 shares

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$4,937	$5,130	$9,783	$10,112
Other revenue	159	150	313	341
Total revenue	5,096	5,280	10,096	10,453

Cost of sales	(2,938)	(3,176)	(5,884)	(6,164)
Selling, general and administrative expenses	(1,973)	(1,980)	(3,884)	(3,930)
Gains on sale of real estate	36	4	37	15
Impairment, restructuring and other benefits (costs)	1	(4)	(19)	(6)
Operating income	222	124	346	368
Benefit plan income, net	4	4	8	8
Settlement charges	—	(122)	—	(122)
Interest expense, net	(31)	(36)	(62)	(73)
Income (loss) before income taxes	195	(30)	292	181
Federal, state and local income tax (expense) benefit	(45)	8	(80)	(48)
Net income (loss)	$150	$(22)	$212	$133
Basic earnings (loss) per share	$0.54	$(0.08)	$0.77	$0.49
Diluted earnings (loss) per share	$0.53	$(0.08)	$0.75	$0.48
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(millions)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net income (loss)	$150	$(22)	$212	$133
Other comprehensive income (loss):
Actuarial gain on post employment and postretirement benefit plans, before tax	—	(1)	—	(1)
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	—	1	1	3
Settlement charges, before tax	—	122	—	122
Tax effect related to items of other comprehensive income	—	(31)	(1)	(32)
Total other comprehensive income, net of tax effect	—	91	—	92
Comprehensive income	$150	$69	$212	$225
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions)

	August 3, 2024	February 3, 2024	July 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$646	$1,034	$438
Receivables	268	293	223
Merchandise inventories	4,378	4,361	4,129
Prepaid expenses and other current assets	403	401	411
Income taxes	12	—	70
Total Current Assets	5,707	6,089	5,271
Property and Equipment - net of accumulated depreciation and amortization of $4,521, $4,276 and $4,905	5,234	5,308	5,876
Right of Use Assets	2,345	2,305	2,692
Goodwill	828	828	828
Other Intangible Assets – net	428	430	431
Other Assets	1,291	1,286	1,206
Total Assets	$15,833	$16,246	$16,304
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$6	$—	$—
Merchandise accounts payable	1,871	1,913	1,978
Accounts payable and accrued liabilities	1,990	2,434	2,206
Income taxes	—	83	—
Total Current Liabilities	3,867	4,430	4,184
Long-Term Debt	2,993	2,998	2,997
Long-Term Lease Liabilities	3,013	2,986	2,975
Deferred Income Taxes	725	745	933
Other Liabilities	932	950	1,005
Shareholders' Equity	4,303	4,137	4,210
Total Liabilities and Shareholders’ Equity	$15,833	$16,246	$16,304
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at February 3, 2024	$3	$352	$6,190	$(1,912)	$(496)	$4,137
Net income			62			62
Common stock dividends ($0.1737 per share)			(48)			(48)
Stock-based compensation expense		13				13
Stock issued under stock plans		(71)		70		(1)
Cumulative-effect adjustment (a)			23			23
Balance at May 4, 2024	$3	$294	$6,227	$(1,842)	$(496)	$4,186
Net income			150			150
Common stock dividends ($0.1737 per share)		1	(49)			(48)
Stock-based compensation expense		15				15
Stock issued under stock plans		(33)		33		—
Balance at August 3, 2024	$3	$277	$6,328	$(1,809)	$(496)	$4,303
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

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	26 Weeks Ended
	August 3, 2024	July 29, 2023
Cash flows from operating activities:
Net income	$212	$133
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	19	6
Settlement charges	—	122
Depreciation and amortization	429	433
Stock-based compensation expense	28	30
Gains on sale of real estate	(37)	(15)
Benefit plans	1	3
Amortization of financing costs and premium on acquired debt	5	5
Deferred income taxes	(35)	(46)
Changes in assets and liabilities:
Decrease in receivables	25	77
Decrease in merchandise inventories	39	138
(Increase) decrease in prepaid expenses and other current assets	(10)	10
Decrease in merchandise accounts payable	(32)	(53)
Decrease in accounts payable and accrued liabilities	(369)	(418)
Decrease in current income taxes	(88)	(121)
Change in other assets and liabilities	(50)	(33)
Net cash provided by operating activities	137	271
Cash flows from investing activities:
Purchase of property and equipment	(271)	(390)
Capitalized software	(161)	(174)
Disposition of property and equipment	51	32
Other, net	8	1
Net cash used by investing activities	(373)	(531)
Cash flows from financing activities:
Debt repaid	(1)	(1)
Dividends paid	(96)	(90)
Decrease in outstanding checks	(55)	(35)
Acquisition of treasury stock	—	(38)
Net cash used by financing activities	(152)	(164)
Net decrease in cash, cash equivalents and restricted cash	(388)	(424)
Cash, cash equivalents and restricted cash beginning of period	1,037	865
Cash, cash equivalents and restricted cash end of period	$649	$441
Supplemental cash flow information:
Interest paid	$79	$82
Interest received	22	18
Income taxes paid, net of refunds received	203	215
Restricted cash, end of period	3	3
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the "Company"), is an omni-channel retail organization operating stores, websites and mobile applications under three nameplates (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of August 3, 2024, the Company's operations and operating segments were conducted through Macy's (both full line and small format), Macy's Backstage, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury.
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
The Consolidated Financial Statements for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023 (which do not include the holiday season) are not necessarily indicative of such results for the full fiscal year.
Merchandise Inventories
On February 4, 2024, the Company changed its inventory valuation method. Previously, inventories were principally valued at lower of cost or market using the last-in, first-out ("LIFO") retail inventory method ("RIM"). Commencing in fiscal 2024, inventories are valued at the lower of cost or market using the LIFO cost method and as such are not directly comparable to the prior year. The LIFO cost method is preferable as compared to LIFO RIM because it improves the cost accuracy and transparency of inventory at the unit level and better allows the organization to evaluate selling margin realized on each sale. Additionally, it is consistent with the practices of many other retailers, improving comparability. Reported results for periods prior to fiscal 2024 have not been restated due to impracticability as the Company’s systems did not capture historical period-specific information necessary to value the inventory under the cost method. The impact of the change in accounting method had an immaterial effect on the Consolidated Financial Statements as of February 4, 2024.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 5, "Retirement Plans," for further information.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. Most notable, registrants will be required to disclose: (1) significant segment expenses regularly provided to the Chief Operating Decisions Maker ("CODM") and included within the reported measure(s) of a segment's profit or loss, (2) the amount and composition of other segment items, (3) how the CODM uses the reported measure(s) of a segment's profit or loss to assess segment performance and decide how to allocate resources, (4) on an interim basis, all segment profit or loss and asset disclosures currently required annually by Topic 280, as well as those introduced by the ASU, and (5) the CODM's title and position. ASU 2023-07 is effective for the Company beginning in the fiscal year ending February 1, 2025. The Company is currently evaluating the impacts of the adoption of ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The amendments in this update enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregation by jurisdiction. These amendments allow investors to better assess how an entity's operations and tax related risks and planning affects its income tax rate and prospects for future cash flows. ASU 2023-09 is effective for the Company beginning in the fiscal year ending January 31, 2026. The Company is currently evaluating the impacts of the adoption of ASU 2023-09.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.    Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended
	August 3, 2024			July 29, 2023
	Net Income		Shares	Net Loss		Shares
	(millions, except per share data)
Net income (loss) and average number of shares outstanding	$150		276.7	$(22)		272.8
Shares to be issued under deferred compensation and other plans			1.0			1.0
	$150		277.7	$(22)		273.8
Basic earnings (loss) per share		$0.54			$(0.08)
Effect of dilutive securities:
Stock options and restricted stock units			3.9			—
	$150		281.6	$(22)		273.8
Diluted earnings (loss) per share		$0.53			$(0.08)

	26 Weeks Ended
	August 3, 2024			July 29, 2023
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$212		276.0	$133		272.5
Shares to be issued under deferred compensation and other plans			0.9			1.0
	$212		276.9	$133		273.5
Basic earnings per share		$0.77			$0.49
Effect of dilutive securities:
Stock options and restricted stock units			4.4			4.3
	$212		281.3	$133		277.8
Diluted earnings per share		$0.75			$0.48
In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 8.0 million shares of common stock and restricted stock units relating to 0.3 million shares of common stock were outstanding at August 3, 2024, but were not included in the computation of diluted earnings per share for the 13 and 26 weeks ended August 3, 2024 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met. Stock options to purchase 9.9 million shares of common stock and restricted stock units relating to 1.7 million shares of common stock were outstanding as of July 29, 2023 but were not included in the computation of diluted earnings per share for the 26 weeks ended July 29, 2023 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
For the 13 weeks ended July 29, 2023, as a result of the net loss, stock options to purchase 9.9 million shares of common stock and restricted stock units relating to 10.0 million shares of common stock were excluded from the calculation of diluted loss per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    Revenue
Net sales, which mainly consist of retail sales but also include merchandise returns, gift cards and loyalty programs, represented 97% of total revenue for each of the 13 and 26 weeks ended August 3, 2024 and July 29, 2023. Other revenue generating activities consist of credit card revenues as well as Macy's Media Network revenue.

	13 Weeks Ended		26 Weeks Ended
Revenues	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	(millions)
Women's Accessories, Shoes, Cosmetics and Fragrances	$1,990	$2,050	$4,060	$4,075
Women's Apparel	1,120	1,110	2,265	2,260
Men's and Kids'	1,056	1,110	2,037	2,128
Home/Other (a)	771	860	1,421	1,649
Total Net Sales	4,937	5,130	$9,783	$10,112

Credit card revenues, net	$125	$120	$242	$282
Macy's Media Network revenue, net (b)	34	30	71	59
Other Revenue	159	150	313	341

Total Revenue	$5,096	$5,280	$10,096	$10,453
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.
Macy's accounted for 85% of the Company's net sales for each of the 13 and 26 weeks ended August 3, 2024 and July 29, 2023. In addition, digital sales accounted for 29% and 30% of the Company's net sales for the 13 weeks ended August 3, 2024 and July 29, 2023, respectively, and 31% of the Company's net sales for both the 26 weeks ended August 3, 2024 and July 29, 2023.
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
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $120 million, $136 million and $148 million as of August 3, 2024, February 3, 2024 and July 29, 2023, respectively. Included in prepaid expenses and other current assets is an asset totaling $75 million, $83 million and $94 million as of August 3, 2024, February 3, 2024 and July 29, 2023, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $334 million, $384 million and $340 million as of August 3, 2024, February 3, 2024 and July 29, 2023, respectively.
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
The Program Agreement expires on March 31, 2030, subject to an additional renewal term of three years. The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank, (ii) the ownership by Citibank of new accounts opened by the Company’s customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance. Pursuant to the Program Agreement, the Company continues to provide certain servicing functions related to the accounts and related receivables owned by Citibank and receives compensation from Citibank for these services. The amounts earned under the Program Agreement related to the servicing functions are deemed adequate compensation and, accordingly, no servicing asset or liability has been recorded on the Consolidated Balance Sheets.
4.    Financing Activities
The Company did not borrow or repay any debt, outside of capital lease activity, during both the 26 weeks ended August 3, 2024 and July 29, 2023.
The Company is party to an ABL Credit Facility with certain financial institutions providing for a $3,000 million asset-based credit facility (the "ABL Credit Facility"). As of August 3, 2024 and July 29, 2023, the Company had $144 million and $138 million of standby letters of credit outstanding under the ABL Credit Facility, respectively, which reduced the available borrowing capacity to $2,856 million and $2,862 million, respectively. The Company had no outstanding borrowings under the ABL Credit Facility as of August 3, 2024 and July 29, 2023.
During the 26 weeks ended August 3, 2024 the Company did not repurchase shares of its common stock. During the 26 weeks ended July 29, 2023, the Company repurchased approximately 1.4 million shares of its common stock pursuant to its existing stock purchase authorization for a total of approximately $25 million.

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
The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	(millions)
401(k) Qualified Defined Contribution Plan	$23	$21	$46	$44
Pension Plan
Interest cost	$18	$22	36	44
Expected return on assets	(29)	(34)	(58)	(68)
Recognition of net actuarial loss	1	1	2	3
	$(10)	$(11)	$(20)	$(21)
Supplementary Retirement Plan
Interest cost	$6	$6	$11	$11
Recognition of net actuarial loss	1	2	3	4
	$7	$8	$14	$15

Total Retirement Expense	$20	$18	$40	$38

Postretirement Obligations
Interest cost	$1	$1	$2	$2
Recognition of net actuarial gain	(1)	(1)	(3)	(3)
Amortization of prior service credit	(1)	(1)	$(1)	$(1)
	$(1)	$(1)	$(2)	$(2)
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
Level 3: Significant unobservable inputs for the assets

The following table shows the estimated fair value of the Company's marketable equity and debt securities:

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(millions)
August 3, 2024	$38	$38	$—	$—
February 3, 2024	42	42	—	—
July 29, 2023	39	39	—	—
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
The following table shows the estimated fair value of the Company's long-term debt, including the current portion of long-term debt:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
August 3, 2024	$3,007	$2,999	$2,709
February 3, 2024	3,007	2,998	2,706
July 29, 2023	3,007	2,997	2,482
Nonfinancial Assets
The Company reviews the carrying amount of goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. For the Company's annual impairment assessment as of the end of fiscal May 2024, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and therefore goodwill and intangible assets with indefinite lives were not impaired.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

All outstanding amounts related to suppliers participating in the SCF programs are recorded upon confirmation with the third-party institutions in merchandise accounts payable in the consolidated balance sheets, and associated payments are included in operating activities in the consolidated statements of cash flows. The Company's outstanding obligations as of August 3, 2024, February 3, 2024 and July 29, 2023 were $157 million, $112 million and $144 million, respectively.

MACY'S, INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "second quarter of 2024" and "second quarter of 2023" are to the Company's 13-week fiscal periods ended August 3, 2024 and July 29, 2023, respectively. References to the "first half of 2024" or "2024" and the "first half of 2023" or "2023" are to the Company's 26-week fiscal periods ended August 3, 2024 and July 29, 2023, respectively.
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
Quarterly Overview
The Company continues to view fiscal 2024 as a transition and investment year as it implements its new strategy, A Bold New Chapter, which is designed to return the Company to enterprise growth, unlock shareholder value, improve the omni-channel experience and better serve its customers. During the second quarter of 2024, the Company continued to make progress on its three-year Bold New Chapter strategy, as follows:
•.Strengthen the Macy's nameplate
◦Rationalize store base: At the end of fiscal 2023, the Company announced it had identified approximately 150 underproductive Macy's locations for closure through fiscal 2026 (collectively, the "non-go-forward" locations), which will allow for monetization of these non-go-forward locations and prioritization of investments in the approximately 350 remaining Macy's locations (collectively, the "go-forward" locations) where the Company believes it has the most opportunity to improve square footage productivity. For the non-go-forward Macy's locations and distribution centers, the Company is thoughtfully and strategically approaching monetization to execute accretive deals and is encouraged by the pace and quality of deal activity to date. As a result, the Company now expects to close approximately 55 locations in fiscal 2024 versus its prior expectations of roughly 50.
◦Launch of First 50 Stores: The First 50 locations are a key component of the Macy's Bold New Chapter growth strategy as they are an early indicator for go-forward Macy's nameplate growth and ultimately the Macy's, Inc. go-forward business' ability to achieve comparable sales growth. They serve as pilots to test ideas with new product, visual merchandising and staffing initiatives. Initiatives at these locations have gained traction and include:
▪Focused staffing in key departments such as shoes, handbags, ready-to-wear as well as fitting room and checkout,
▪Enhanced merchandise offerings to emphasize freshness, relevance and inspiration with a focus on variety rather than redundancy by editing existing assortments and adding new brands,
▪Modernizing our visual presentations, and
▪Offering unique store-level activations and community events.
The First 50 achieved its second consecutive quarter of comparable sales growth. Net Promoter Scores of the First 50 locations increased approximately 600 basis points from the second quarter of 2023 and were over 200 basis points above the other Macy's go-forward locations. The Company plans to implement women's shoes and handbag staffing tests in roughly 100 additional go-forward Macy's locations this fall.
◦Revitalize assortment: The Company is focused on offering new product across categories. In the second quarter of 2024, Macy's experienced ongoing sales strength in fragrance and improvement in women’s ready-to-wear apparel compared to the second quarter of 2023. Macy's private brand reimagination is progressing as planned with a positive response from customers in ready-to-wear, including elevated fashion and quality in the Company's heritage labels. The Company has completed the majority of its planned brand exits. Additionally, the Company introduced new market and private brands that more closely align to customer demand.
◦Rollout of additional Macy's small format stores: The Company opened five Macy's small format locations during the second quarter of 2024, bringing the total small format location count to 18. The Company continues to plan to bring the total number of Macy's small format locations to an expected 24 by the end of fiscal 2024.

MACY'S, INC.
◦Grow digital: Digital continues to serve as both a gateway to the Macy's brand and a source of commerce and omni engagement. The Company is making progress on optimizing the customer journey, with a focus on search engine optimization, site enhancements, more transparent pricing and a better mobile experience. Macy's digital visits increased 0.7% while the conversion rate decreased 30 basis points compared to the second quarter of 2023.
•.Accelerate luxury growth
◦The Company continues its plans to expand its luxury store footprint by approximately 20% through fiscal 2026.
▪Bloomingdale's: The Company expects to open approximately 15 small format (Bloomie's and Bloomingdale's the Outlet) locations through fiscal 2026. Comparable sales at the small format locations outperformed the broader Bloomingdale's fleet. Advanced contemporary market brands were well-received and serve as growth engines for the brand. Net Promoter Scores improved over 250 basis points compared to the second quarter of 2023 and remain a strength for the Bloomingdale's nameplate.
▪Bluemercury: Bluemercury opened one new location and completed one remodel in the second quarter of 2024; its 14th consecutive quarter of comparable sales growth driven by continued strength in skincare and the expansion of key brand partners both in skincare and fragrances. The new and remodeled stores elevate Bluemercury's service model, spa integration and product mix and have outperformed the total Bluemercury fleet in the second quarter of 2024.
•.Simplify and modernize end-to-end operations
◦The Company is actively advancing on solutions to reduce organizational complexity and generate cost savings to fund growth investments. During the second quarter of 2024, the Company made improvements to its fulfillment network productivity and continued to simplify its technology ecosystem. These investments have improved the customer experience through faster online delivery and higher product in-stocks, while contributing to bottom-line performance and cash flow generation.

Comparable sales highlights for the second quarter of 2024 versus the second quarter of 2023 related to components of the Bold New Chapter strategy are as follows:
•Macy's, Inc. comparable sales declined 4.0% on an owned basis and declined 3.3% on an owned-plus-licensed-plus-marketplace basis.
◦Macy's, Inc. go-forward business comparable sales, inclusive of go-forward locations and digital across nameplates, declined 3.8% on an owned basis and declined 3.0% on an owned-plus-licensed-plus-marketplace basis.
•Company's nameplate highlights include:
◦Macy's comparable sales declined 4.5% on an owned basis and declined 3.6% on an owned-plus-licensed-plus-marketplace basis.
▪Go-forward business comparable sales, inclusive of Macy’s go-forward locations and digital, declined 4.3% on an owned basis and declined 3.3% on an owned-plus-licensed-plus-marketplace basis. Go-forward locations comparable sales declined 2.4% on an owned basis and declined 2.3% on an owned-plus-licensed basis.
•First 50 locations comparable sales, included within go-forward locations comparable sales, increased 0.8% on an owned basis and increased 1.0% on an owned-plus-licensed basis.
•Non-First 50 go-forward locations comparable sales, included within go-forward locations comparable sales, declined 3.8% on an owned basis and declined 3.7% on an owned-plus-licensed basis.
▪Macy's non-go-forward locations comparable sales declined 6.5% on both an owned and owned-plus-licensed basis.
◦Bloomingdale's comparable sales declined 1.1% on an owned basis and declined 1.4% on an owned-plus-licensed-plus-marketplace basis1.
◦Bluemercury comparable sales increased 2.0% on an owned basis.
1 Bloomingdale's excludes one non-go-forward location.

MACY'S, INC.
Results of Operations
Comparison of the Second Quarter of 2024 and the Second Quarter of 2023

	Second Quarter of 2024			Second Quarter of 2023
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$4,937			$5,130
Other revenue	159	3.2%		150	2.9%
Total revenue	5,096			5,280
Cost of sales	(2,938)	(59.5)%		(3,176)	(61.9)%
Selling, general and administrative expenses	(1,973)		(38.7)%	(1,980)		(37.5)%
Gains on sale of real estate	36		0.7%	4		0.1%
Impairment, restructuring and other benefits (costs)	1		—%	(4)		(0.1)%
Operating income	222		4.4%	124		2.3%

Diluted earnings (loss) per share	$0.53			$(0.08)

Supplemental Financial Measures
Gross margin[2]	$1,999	40.5%		$1,954	38.1%
Decrease in comparable sales	(4.0)%			(8.2)%

Supplemental Non-GAAP Financial Measures
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(3.3)%			(7.3)%
Adjusted diluted earnings per share	$0.53			$0.26
EBITDA	$439			$221
Adjusted EBITDA	$438			$347
2    Gross margin is not directly comparable to the prior year given the change in inventory valuation method from LIFO RIM to LIFO cost on February 4, 2024. Gross margin is defined as net sales less cost of sales.
See pages 25 to 28 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

	Second Quarter of 2024	Second Quarter of 2023
Net sales	$4,937	$5,130
Decrease in comparable sales	(4.0)%	(8.2)%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(3.3)%	(7.3)%
Net sales for the second quarter of 2024 decreased $193 million, or 3.8%, compared to the second quarter of 2023. During the quarter, net sales were impacted by ongoing macroeconomic conditions, including inflationary pressures and an increasingly complex news cycle. Macy's experienced strong performance in the First 50 locations, which benefited from enhanced merchandising through elevated product rollouts across top markets and new brands. Performance continued to be strong in fragrances and improved in ready-to-wear. The Company experienced weaknesses in men's apparel, handbags and home.

MACY'S, INC.

	Second Quarter of 2024		Second Quarter of 2023
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$125	2.5%	$120	2.3%
Macy's Media Network, net	34	0.7%	30	0.6%
Other revenue	$159	3.2%	$150	2.9%
The increase in other revenues included a $5 million increase in credit card revenues. Credit card revenues in the second quarter of 2023 were negatively impacted by a change in net credit loss trends. Macy's Media Network grew $4 million, or 13% from the second quarter of 2023, driven by higher advertiser and campaign counts.

	Second Quarter of 2024	Second Quarter of 2023
Cost of sales	$(2,938)	(3,176)
As a percent to net sales	59.5%	61.9%
Gross margin	$1,999	$1,954
As a percent to net sales	40.5%	38.1%
Gross margin rate and merchandise margin rate increased 240 basis points and 210 basis points, respectively, in the second quarter of 2024 compared to the second quarter of 2023. The increase in both gross margin and merchandise margin rates primarily reflected lower year-over-year discounting and favorable shortage due to the Company's asset protection work, and partially offset by the Company's change in inventory valuation method. Delivery expense as a percent of net sales improved 30 basis points from the second quarter of 2023 driven by lower shipped sales volumes and improved delivery expense due to cost savings and process reengineering initiatives.

	Second Quarter of 2024	Second Quarter of 2023
SG&A expenses	$(1,973)	$(1,980)
As a percent to total revenue	38.7%	37.5%
SG&A expenses decreased $7 million, or 0.4%, in the second quarter of 2024 compared to the second quarter of 2023 due to the Company's appropriate cost controls while it protected customer-facing investments, particularly in First 50 locations. The increase in SG&A expenses as a percent to total revenue in the second quarter of 2024 was due to a decline in total revenue, mainly net sales, compared to the second quarter of 2023.

	Second Quarter of 2024	Second Quarter of 2023
Gains on sale of real estate	$36	$4
Asset sale gains in the second quarter of 2024 mainly related to the sale of one Macy's store.

	Second Quarter of 2024	Second Quarter of 2023
Settlement charges	$—	$(122)
Settlement accounting was not required in the second quarter of 2024. During the second quarter of 2023, the Company recognized a non-cash settlement charge of $122 million associated with the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company.

	Second Quarter of 2024	Second Quarter of 2023
Net interest expense	$(31)	$(36)
The decrease in net interest expense in the second quarter of 2024 compared to the second quarter of 2023 was primarily driven by an increase in interest income on investments.

MACY'S, INC.

	Second Quarter of 2024	Second Quarter of 2023
Effective tax rate	23.1%	26.7%
Federal income statutory rate	21%	21%
The income tax expense of $45 million, or 23.1% of pretax income, for the second quarter of 2024 and the income tax benefit of $8 million, or 26.7% of pretax loss, for second quarter of 2023, reflect a different effective tax rate as compared to the Company’s federal income tax statutory rate of 21%. The income tax effective rates for the second quarter of 2024 and the second quarter of 2023 were impacted primarily by the effect of state and local taxes.

Comparison of the 26 Weeks Ended August 3, 2024 and July 29, 2023

	26 Weeks Ended August 3, 2024			26 Weeks Ended July 29, 2023
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$9,783			$10,112
Other revenue	313	3.2%		341	3.4%
Total revenue	10,096			10,453
Cost of sales	(5,884)	(60.1)%		(6,164)	(61.0)%
Selling, general and administrative expenses	(3,884)		(38.5)%	(3,930)		(37.6)%
Gains on sale of real estate	37		0.4%	15		0.1%
Impairment, restructuring and other costs	(19)		(0.2)%	(6)		(0.1)%
Operating income	$346		3.4%	$368		3.5%

Diluted earnings per share	$0.75			$0.48

Supplemental Financial Measures
Gross margin[2]	$3,899	39.9%		$3,948	39.0%
Decrease in comparable sales	(2.6)%			(8.1)%

Supplemental Non-GAAP Financial Measures
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(1.8)%			(7.2)%
Adjusted diluted earnings per share	$0.80			$0.82
EBITDA	$783			$687
Adjusted EBITDA	$802			$815
2    Gross margin is not directly comparable to the prior year given the change in inventory valuation method from LIFO RIM to LIFO cost on February 4, 2024. Gross margin is defined as net sales less cost of sales.
See pages 25 to 28 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

	2024	2023
Net sales	$9,783	$10,112
Decrease in comparable sales	(2.6)%	(8.1)%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(1.8)%	(7.2)%
Net sales for 2024 decreased $329 million, or 3.3%, compared to 2023. Net sales were impacted by ongoing macroeconomic conditions, including inflationary pressures and an increasingly complex news cycle. Macy's experienced strong performance in the First 50 locations, which benefited from various initiatives including, but not limited to, enhanced merchandising through elevated product rollouts across top markets and new brands and staffing.

MACY'S, INC.

	2024		2023
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$242	2.5%	$282	2.8%
Macy's Media Network, net	71	0.7%	59	0.6%
Other revenue	$313	3.2%	$341	3.4%
The decrease in other revenues was driven by a $40 million decrease in credit card revenues. This decrease was primarily driven by higher net credit losses as compared to 2023. Macy's Media Network grew $12 million, or 20%, compared to 2023, due to increased vendor engagement and higher advertiser and campaign counts.

	2024	2023
Cost of sales	$(5,884)	$(6,164)
As a percent to net sales	60.1%	61.0%
Gross margin	$3,899	$3,948
As a percent to net sales	39.9%	39.0%
Gross margin rate and merchandise margin rate increased 90 basis points and 60 basis points, respectively, in 2024 compared to 2023. The increase in both gross margin and merchandise margin rates primarily reflected lower year-over-year discounting and favorable shortage due to the company's asset protection work. Delivery expense as a percent of net sales improved 30 basis points from the first half of 2023 driven by lower shipped sales volumes and improved delivery expense control due to cost savings and process reengineering initiatives.

	2024	2023
SG&A expenses	$(3,884)	$(3,930)
As a percent to total revenue	38.5%	37.6%
SG&A expenses decreased 1.2% in 2024 compared to 2023 due to the Company's appropriate cost controls while it protected customer-facing investments, particularly in First 50 locations. The increase in SG&A expenses as a percent to total revenue in 2024 was due to a decline in total revenue compared to 2023.

	2024	2023
Gains on sale of real estate	$37	$15
Asset sale gains in the first half of 2024 mainly related to the sale of one Macy's store while asset sale gains in the first half of 2023 mainly related to the sale of a distribution center.

	2024	2023
Settlement charges	$—	$(122)
Settlement accounting was not required in the first half of 2024. During the first half of 2023, the Company recognized a non-cash settlement charge of $122 million associated with the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company.

	2024	2023
Net interest expense	$(62)	$(73)
The decrease in net interest expense in 2024 compared to 2023 was primarily driven by an increase in interest income on investments.

MACY'S, INC.

	2024	2023
Effective tax rate	27.4%	26.5%
Federal income statutory rate	21%	21%
Income tax expense increased $32 million in 2024 compared to 2023 due to higher income before income taxes. Additionally, the effective tax rates in 2024 and 2023 were 27.4% and 26.5%, respectively, and reflect a different effective tax rate as compared to the Company’s Federal income tax statutory rate of 21% primarily due to the impact of state and local taxes and the vesting and cancellation of certain stock-based compensation awards.
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
The Company ended the second quarter of 2024 with a cash and cash equivalents balance of $646 million, an increase of $208 million from $438 million at the end of the second quarter of 2023. The Company is party to an ABL Credit Facility with certain financial institutions providing for a $3,000 million asset-based credit facility.

	2024	2023
Net cash provided by operating activities	$137	$271
Net cash used by investing activities	(373)	(531)
Net cash used by financing activities	(152)	(164)
Operating Activities
The decrease in net cash provided by operating activities was primarily driven by a lower cash inflow from the change in merchandise inventory in the first half of 2024 compared to the first half of 2023 mainly due to sales results and the Company's decision to invest into areas of strength for the second half of 2024.
Investing Activities
The Company's capital expenditures were $432 million in the first half of 2024 compared to $564 million in the first half of 2023. Capital expenditures in the current year are primarily focused on digital and technology investments as well as omni-channel capabilities.
Financing Activities
Dividends
The Company paid dividends totaling $96 million and $90 million in the first half of 2024 and 2023, respectively.
On August 23, 2024, the Company announced that its Board of Directors declared a regular quarterly dividend of 17.37 cents per share on its common stock, which will be paid on October 1, 2024, to Macy's shareholders of record at the close of business on September 13, 2024. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.

MACY'S, INC.
Stock Repurchases
On February 22, 2022, the Board of Directors authorized a new $2,000 million share repurchase program, which does not have an expiration date. During the first quarter of 2023, the Company repurchased approximately 1.4 million shares of its common stock at an average cost of $17.57 per share on the open market under its share repurchase program. The Company did not repurchase any shares of its common stock during the first half of 2024. As of August 3, 2024, $1,375 million remained available under the authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company. During the first half of 2023, the Company also withheld approximately $12 million of shares for tax purposes associated with the issuance of certain stock awards.
Debt Transactions
As of August 3, 2024 and July 29, 2023, the Company had $144 million and $138 million of standby letters of credit outstanding under its ABL Credit Facility, respectively, which reduced the available borrowing capacity to $2,856 million and $2,862 million, respectively. The Company had no outstanding borrowings under the ABL Credit Facility as of both August 3, 2024 and July 29, 2023.
Contractual Obligations
As of August 3, 2024, other than the financing transactions discussed in Note 4 to the accompanying Consolidated Financial Statements, there were no material changes to the Company's contractual obligations and commitments outside the ordinary course of business since February 3, 2024, as reported in the Company's 2023 Form 10-K.
Guarantor Summarized Financial Information
The Company had $3,007 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the "Unsecured Notes") outstanding as of both August 3, 2024 and February 3, 2024 with maturities ranging from 2025 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC ("MRH" or "Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior unsecured obligations, senior to any of the Company's future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company's subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company's secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantees are effectively subordinated to all of the Subsidiary Issuer's and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $9,616 million and $9,423 million as of August 3, 2024 and February 3, 2024, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $439 million and $794 million for the 13 and 26 weeks ended August 3, 2024, respectively, have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.
Summarized Balance Sheets

	August 3, 2024	February 3, 2024
	(in millions)
ASSETS
Current Assets	$955	$1,028
Noncurrent Assets	6,127	6,145
LIABILITIES
Current Liabilities	$2,190	$1,800
Noncurrent Liabilities (a)	10,199	10,654
(a)Includes net amounts due to non-Guarantor subsidiaries of $3,992 million and $6,784 million as of August 3, 2024 and February 3, 2024, respectively.

MACY'S, INC.
Summarized Statement of Operations

	13 Weeks Ended August 3, 2024	26 Weeks Ended August 3, 2024
	(in millions)
Net sales	$221	$415
Consignment commission income (a)	794	1,550
Other revenue	35	70
Cost of sales	(101)	(198)
Operating loss	(328)	(655)
Loss before income taxes (b)	(234)	(526)
Net loss	(135)	(333)
(a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.
(b)Includes $154 million and $249 million of dividend income from non-Guarantor subsidiaries for the 13 and 26 weeks ended August 3, 2024, respectively.
Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned-plus-licensed basis and an owned-plus-licensed-plus-marketplace basis, which includes the impact of growth in comparable sales of departments licensed to third parties and marketplace sales, as applicable, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses, departments licensed to third parties or marketplace sales, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure which the Company believes provides meaningful information about its operational efficiency by excluding the impact of changes in tax law and structure, debt levels and capital investment. In addition, management believes that excluding certain items that are not associated with the Company's core operations and that may vary substantially in frequency and magnitude from period-to-period from net income (loss), diluted earnings (loss) per share and EBITDA provide useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. The Company uses certain non-GAAP financial measures as performance measures for components of executive compensation.
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

	13 Weeks Ended August 3, 2024 vs. 13 Weeks Ended July 29, 2023
	Macy's, Inc.	Macy's
Decrease in comparable sales on an owned basis (Note 1)	(4.0%)	(4.5%)
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.7%	0.9%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(3.3%)	(3.6%)

	13 Weeks Ended August 3, 2024 vs. 13 Weeks Ended July 29, 2023
	Macy's, Inc. go-forward business	Macy's go-forward business	Bloomingdale's (a)	Bluemercury
Increase (decrease) in comparable sales on an owned basis (Note 1)	(3.8)%	(4.3)%	(1.1%)	2.0%
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.8%	1.0%	(0.3%)	—%
Increase (decrease) in comparable sales on an owned-plus-licensed-plus-marketplace basis	(3.0%)	(3.3%)	(1.4%)	2.0%
(a) Bloomingdale's excludes one non-go-forward location.

	13 Weeks Ended August 3, 2024 vs. 13 Weeks Ended July 29, 2023
	Macy's First 50 locations	Macy's Non-First 50 go-forward locations	Macy's go-forward locations	Macy's non-go-forward locations
Increase (decrease) in comparable sales on an owned basis (Note 1)	0.8%	(3.8%)	(2.4%)	(6.5%)
Impact of departments licensed to third parties (Note 2)	0.2%	0.1%	0.1%	—%
Increase (decrease) in comparable sales on an owned-plus-licensed basis	1.0%	(3.7%)	(2.3%)	(6.5%)

26 Weeks Ended August 3, 2024 vs. 26 Weeks Ended July 29, 2023
Macy's, Inc.
Decrease in comparable sales on an owned basis (Note 1)	(2.6%)
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.8%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(1.8%)

MACY'S, INC.

	13 Weeks Ended July 29, 2023 vs. 13 Weeks Ended July 30, 2022	26 Weeks Ended July 29, 2023 vs. 26 Weeks Ended July 30, 2022
	Macy's, Inc.
Decrease in comparable sales on an owned basis (Note 1)	(8.2%)	(8.1%)
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.9%	0.9%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(7.3%)	(7.2%)

Notes:
(1)Represents the period-to-period percentage change in net sales from stores in operation for one full fiscal year for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties and marketplace. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.
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
EBITDA and Adjusted EBITDA
The following is a tabular reconciliation of the non-GAAP financial measure EBITDA and Adjusted EBITDA to GAAP net income (loss), which the Company believes to be the most directly comparable GAAP measure.

	13 Weeks Ended August 3, 2024	13 Weeks Ended July 29, 2023	26 Weeks Ended August 3, 2024	26 Weeks Ended July 29, 2023
	(millions)
Net income (loss)	$150	$(22)	$212	$133
Interest expense - net	31	36	62	73
Federal, state and local income tax expense (benefit)	45	(8)	80	48
Depreciation and amortization	213	215	429	433
EBITDA	$439	$221	$783	$687
Impairment, restructuring and other costs (benefits)	(1)	4	19	6
Settlement charges	—	122	—	122
Adjusted EBITDA	$438	$347	$802	$815

MACY'S, INC.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income to GAAP net income (loss) and adjusted diluted earnings per share to GAAP diluted earnings (loss) per share, which the Company believes to be the most directly comparable GAAP measures.

	13 Weeks Ended August 3, 2024		13 Weeks Ended July 29, 2023
	Net Income	Diluted Earnings Per Share	Net Income (Loss)	Diluted Earnings (Loss) Per Share
	(millions, except per share figures)
As reported	$150	$0.53	$(22)	$(0.08)
Impairment, restructuring and other costs (benefits)	(1)	—	4	0.01
Settlement charges	—	—	122	0.44
Income tax impact of certain items noted above	—	—	(33)	(0.11)
As adjusted to exclude certain items above	$149	$0.53	$71	$0.26

	26 Weeks Ended August 3, 2024		26 Weeks Ended July 29, 2023
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$212	$0.75	$133	$0.48
Impairment, restructuring and other costs	19	0.07	6	0.01
Settlement charges	—	—	122	0.44
Income tax impact of certain items noted above	(5)	(0.02)	(33)	(0.11)
As adjusted to exclude certain items above	$226	$0.80	$228	$0.82
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
Item 4.    Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of August 3, 2024, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of August 3, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MACY'S, INC.
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
Notice of dismissal in accordance with Rule 23(e) of the Delaware rules of civil procedure
On April 8, 2024, plaintiff City of Pontiac Reestablished General Employees’ Retirement System (“City of Pontiac”) filed a putative class action captioned City of Pontiac Reestablished General Employees’ Retirement System v. Arel, et al., C.A. No. 2024-0368-LWW (the “Action”) against the Company and its directors in the Delaware Court of Chancery alleging, among other things, that the board of directors of the Company was breaching its fiduciary duties, and coercing Company stockholders, by failing to approve nine directors to the Company’s Board (the “Arkhouse Nominees”).
On April 10, 2024, the Company announced the appointment of two Arkhouse Nominees to the Company’s Board with the approval of the Company’s incumbent directors. In connection with the appointments, Arkhouse withdrew its other director nominations and entered into a cooperation agreement with the Company. City of Pontiac then dismissed the Action with prejudice as to City of Pontiac only, and without prejudice as to any actual or potential claims of any other members of the putative class, while reserving the right to assert a claim for attorneys’ fees and expenses. The Company subsequently agreed to pay $100,000 in attorneys’ fees and expenses in full satisfaction of any and all claims by City of Pontiac and its counsel for fees and expenses in the Action.
On July 3, 2024, the Court entered an order approving the form of notice concerning attorneys’ fees payable in connection with the Action, and closing the Action, subject to the Company filing an affidavit with the Court confirming that such notice has been issued. In entering the order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.
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

MACY'S, INC.
•possible systems failures and/or security breaches or other types of cybercrimes or cybersecurity attacks, including any security breach that results in disruption to operations, or the operations of third-party product or service providers; the theft, transfer or unauthorized disclosure of customer, employee or company information; or the failure to comply with various laws applicable to the Company in the event of such a breach;
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
Trading Arrangements
None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended August 3, 2024.

MACY'S, INC.
Item 6.    Exhibits.

10.1
Macy's, Inc. 2024 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-279923) filed June 3, 2024)

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

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 3, 2024, filed on September 4, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: September 4, 2024