Form 10-Q
period 2024-11-02
Macy's, Inc.
filed 2024-12-12
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2024
Common Stock, $.01 par value per share	277,635,790 shares

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$4,742	$4,860	$14,525	$14,972
Other revenue	161	178	474	519
Total revenue	4,903	5,038	14,999	15,491

Cost of sales	(2,864)	(2,905)	(8,749)	(9,070)
Selling, general and administrative expenses	(2,064)	(2,040)	(5,948)	(5,970)
Gains on sale of real estate	66	5	103	20
Impairment, restructuring and other benefits (costs)	23	(15)	5	(21)
Operating income	64	83	410	450
Benefit plan income, net	4	2	12	10
Settlement charges	—	(7)	—	(129)
Interest expense, net	(32)	(35)	(94)	(108)
Losses on early retirement of debt	(1)	—	(1)	—
Income before income taxes	35	43	327	223
Federal, state and local income tax expense	(7)	(2)	(87)	(50)
Net income	$28	$41	$240	$173
Basic earnings per share	$0.10	$0.15	$0.86	$0.63
Diluted earnings per share	$0.10	$0.15	$0.85	$0.62
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(millions)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net income	$28	$41	$240	$173
Other comprehensive income:
Actuarial gain on post employment and postretirement benefit plans, before tax	—	(52)	—	(53)
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	—	1	—	4
Settlement charges, before tax	—	7	—	129
Tax effect related to items of other comprehensive income	—	11	—	(21)
Total other comprehensive income, net of tax effect	—	(33)	—	59
Comprehensive income	$28	$8	$240	$232
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions)

	November 2, 2024	February 3, 2024	October 28, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$315	$1,034	$364
Receivables	224	293	218
Merchandise inventories	6,257	4,361	6,025
Prepaid expenses and other current assets	416	401	390
Income taxes	34	—	88
Total Current Assets	7,246	6,089	7,085
Property and Equipment - net of accumulated depreciation and amortization of $4,608, $4,276 and $5,066	5,161	5,308	5,813
Right of Use Assets	2,322	2,305	2,784
Goodwill	828	828	828
Other Intangible Assets – net	426	430	431
Other Assets	1,310	1,286	1,185
Total Assets	$17,293	$16,246	$18,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$92	$—	$160
Merchandise accounts payable	3,344	1,913	3,466
Accounts payable and accrued liabilities	2,337	2,571	2,448
Income taxes	—	48	—
Total Current Liabilities	5,773	4,532	6,074
Long-Term Debt	2,773	2,998	2,997
Long-Term Lease Liabilities	2,961	2,986	3,034
Deferred Income Taxes	712	745	925
Other Liabilities	927	950	997
Shareholders' Equity	4,147	4,035	4,099
Total Liabilities and Shareholders’ Equity	$17,293	$16,246	$18,126
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at February 3, 2024	$3	$352	$6,088	$(1,912)	$(496)	$4,035
Net income			62			62
Common stock dividends ($0.1737 per share)			(48)			(48)
Stock-based compensation expense		13				13
Stock issued under stock plans		(71)		70		(1)
Cumulative-effect adjustment (a)			23			23
Balance at May 4, 2024	$3	$294	$6,125	$(1,842)	$(496)	$4,084
Net income			150			150
Common stock dividends ($0.1737 per share)		1	(49)			(48)
Stock-based compensation expense		15				15
Stock issued under stock plans		(33)		33		—
Balance at August 3, 2024	$3	$277	$6,226	$(1,809)	$(496)	$4,201
Net income			28			28
Common stock dividends ($0.3474 per share)		1	(97)			(96)
Stock-based compensation expense		14				14
Stock issued under stock plans		(3)		3		—
Balance at November 2, 2024	$3	$289	$6,157	$(1,806)	$(496)	$4,147
(a) Represents the cumulative-effect adjustment for the change in inventory valuation method.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - (Continued)
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 28, 2023	$3	$467	$6,226	$(2,038)	$(618)	$4,040
Net income			151			151
Other comprehensive income					1	1
Common stock dividends ($0.1654 per share)			(45)			(45)
Stock repurchases				(25)		(25)
Stock-based compensation expense		14				14
Stock issued under stock plans		(108)		96		(12)
Balance at April 29, 2023	$3	$373	$6,332	$(1,967)	$(617)	$4,124
Net loss			(19)			(19)
Other comprehensive income					91	91
Common stock dividends ($0.1654 per share)		1	(46)			(45)
Stock-based compensation expense		16				16
Stock issued under stock plans		(38)		38		—
Balance at July 29, 2023	$3	$352	$6,267	$(1,929)	$(526)	$4,167
Net income			41			41
Other comprehensive loss					(33)	(33)
Common stock dividends ($0.3308 per share)		1	(92)			(91)
Stock-based compensation expense		15				15
Stock issued under stock plans		(1)		1		—
Balance at October 28, 2023	$3	$367	$6,216	$(1,928)	$(559)	$4,099

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	39 Weeks Ended
	November 2, 2024	October 28, 2023
Cash flows from operating activities:
Net income	$240	$173
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	(5)	21
Settlement charges	—	129
Depreciation and amortization	657	665
Stock-based compensation expense	42	45
Gains on sale of real estate	(103)	(20)
Benefit plans	1	4
Amortization of financing costs and premium on acquired debt	9	8
Deferred income taxes	(48)	(43)
Changes in assets and liabilities:
Decrease in receivables	68	82
Increase in merchandise inventories	(1,840)	(1,757)
(Increase) decrease in prepaid expenses and other current assets	(19)	30
Increase in merchandise accounts payable	1,327	1,334
Decrease in accounts payable and accrued liabilities	(206)	(302)
Decrease in current income taxes	(71)	(124)
Change in other assets and liabilities	(82)	(87)
Net cash (used) provided by operating activities	(30)	158
Cash flows from investing activities:
Purchase of property and equipment	(399)	(485)
Capitalized software	(250)	(264)
Proceeds from disposition of assets, net	187	36
Other, net	7	(3)
Net cash used by investing activities	(455)	(716)
Cash flows from financing activities:
Debt issued	176	311
Debt issuance costs	(1)	(1)
Debt repaid	(313)	(153)
Debt repurchase premium and expenses	1	—
Dividends paid	(144)	(135)
Increase in outstanding checks	47	76
Acquisition of treasury stock	—	(38)
Net cash (used) provided by financing activities	(234)	60
Net decrease in cash, cash equivalents and restricted cash	(719)	(498)
Cash, cash equivalents and restricted cash beginning of period	1,037	865
Cash, cash equivalents and restricted cash end of period	$318	$367
Supplemental cash flow information:
Interest paid	$137	$138
Interest received	30	19
Income taxes paid, net of refunds received	207	217
Restricted cash, end of period	3	3
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the "Company"), is an omni-channel retail organization operating stores, websites and mobile applications under three nameplates (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of November 2, 2024, the Company's operations and operating segments were conducted through Macy's (both full line and small format), Macy's Backstage, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury.
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
The Consolidated Financial Statements for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023 (which do not include the holiday season) are not necessarily indicative of such results for the full fiscal year.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 5, "Retirement Plans," for further information.
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. ASU 2024-03 is effective for the Company beginning in the fiscal year ending January 29, 2028. The Company is currently evaluating the impacts of the adoption of ASU 2024-03.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	November 2, 2024			October 28, 2023
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$28		277.4	$41		273.7
Shares to be issued under deferred compensation and other plans			1.0			1.0
	$28		278.4	$41		274.7
Basic earnings per share		$0.10			$0.15
Effect of dilutive securities:
Stock options and restricted stock units			3.1			2.9
	$28		281.5	$41		277.6
Diluted earnings per share		$0.10			$0.15

	39 Weeks Ended
	November 2, 2024			October 28, 2023
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$240		276.5	$173		272.9
Shares to be issued under deferred compensation and other plans			0.9			1.0
	$240		277.4	$173		273.9
Basic earnings per share		$0.86			$0.63
Effect of dilutive securities:
Stock options and restricted stock units			3.9			3.8
	$240		281.3	$173		277.7
Diluted earnings per share		$0.85			$0.62
In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 7.9 million and 9.9 million shares of common stock and restricted stock units relating to 0.2 million and 1.4 million shares of common stock were outstanding at November 2, 2024 and October 28, 2023, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    Revenue
Net sales, which mainly consist of retail sales but also include merchandise returns, gift cards and loyalty programs, represented 97% and 96% of total revenue for the 13 weeks ended November 2, 2024 and October 28, 2023, respectively, and 97% of total revenue for both of the 39 weeks ended November 2, 2024 and October 28, 2023. Other revenue generating activities consist of credit card revenues as well as Macy's Media Network revenue.

	13 Weeks Ended		39 Weeks Ended
Revenues	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(millions)
Women's Accessories, Shoes, Cosmetics and Fragrances	$1,971	$1,992	$6,031	$6,067
Women's Apparel	1,077	1,088	3,342	3,348
Men's and Kids'	1,034	1,049	3,071	3,177
Home/Other (a)	660	731	2,081	2,380
Total Net Sales	4,742	4,860	$14,525	$14,972

Credit card revenues, net	$120	$142	$362	$424
Macy's Media Network revenue, net (b)	41	36	112	95
Other Revenue	161	178	474	519

Total Revenue	$4,903	$5,038	$14,999	$15,491
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.
Macy's accounted for 84% of the Company's net sales for the 13 and 39 weeks ended November 2, 2024 and 85% of the Company's net sales for the 13 and 39 weeks ended October 28, 2023. In addition, digital sales accounted for 30% of the Company's net sales for each of the 13 and 39 weeks ended November 2, 2024 and 31% of the Company's net sales for each of the 13 and 39 weeks ended October 28, 2023.
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
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $174 million, $136 million and $190 million as of November 2, 2024, February 3, 2024 and October 28, 2023, respectively. Included in prepaid expenses and other current assets is an asset totaling $103 million, $83 million and $114 million as of November 2, 2024, February 3, 2024 and October 28, 2023, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $331 million, $384 million and $336 million as of November 2, 2024, February 3, 2024 and October 28, 2023, respectively.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    Financing Activities
The following table shows the detail of debt repayments:

	39 Weeks Ended
	November 2, 2024	October 28, 2023
	(millions)
Revolving credit agreement	$90	$151
6.79% Senior debentures due 2027	10	—
6.7% Senior exchanged debentures due 2028	19	—
6.7% Senior debentures due 2028	1	—
7.0% Senior debentures due 2028	10	—
5.875% Senior debentures due 2029	174	—
6.9% Senior debentures due 2029	7	—
	$311	$151
On September 18, 2024, Macy’s Retail Holdings, LLC (“MRH”), a direct, wholly owned subsidiary of Macy’s, Inc., completed a tender offer in which $221 million aggregate principal amount of certain senior notes and debentures were tendered for early settlement and purchased by MRH. The total cash cost for the tender offer was $225 million and was funded using cash on hand. The Company recognized $1 million of losses on early retirement of debt on the Consolidated Statements of Income during the third quarter of 2024.
The Company is party to an ABL Credit Facility with certain financial institutions providing for a $3,000 million asset-based credit facility (the "ABL Credit Facility"). The Company borrowed $176 million and repaid $90 million of debt under the ABL Credit Facility during the 13 and 39 weeks ended November 2, 2024. The Company borrowed $311 million and repaid $151 million of debt under the ABL Credit Facility during the 13 and 39 weeks ended October 28, 2023.
As of November 2, 2024 and October 28, 2023, the Company had $144 million and $138 million of standby letters of credit outstanding under the ABL Credit Facility, respectively, which reduced the available borrowing capacity to $2,856 million and $2,862 million, respectively. The Company had $86 million outstanding borrowings under the ABL Credit Facility as of November 2, 2024 and $160 million outstanding as of October 28, 2023.
During the 39 weeks ended November 2, 2024 the Company did not repurchase shares of its common stock. During the 39 weeks ended October 28, 2023, the Company repurchased approximately 1.4 million shares of its common stock pursuant to its existing stock purchase authorization for a total of approximately $25 million. As of November 2, 2024, the Company had $1.4 billion of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(millions)
401(k) Qualified Defined Contribution Plan	$22	$19	$68	$63
Pension Plan
Interest cost	$18	$19	54	63
Expected return on assets	(28)	(29)	(86)	(97)
Recognition of net actuarial loss	—	1	2	4
	$(10)	$(9)	$(30)	$(30)
Supplementary Retirement Plan
Interest cost	$5	$6	$16	$17
Recognition of net actuarial loss	2	1	5	5
	$7	$7	$21	$22

Total Retirement Expense	$19	$17	$59	$55

Postretirement Obligations
Interest cost	$1	$1	$3	$3
Recognition of net actuarial gain	(2)	(1)	(5)	(4)
Amortization of prior service credit	—	—	$(1)	$(1)
	$(1)	$—	$(3)	$(2)
In connection with the Company's defined benefit plans, for the 13 and 39 weeks ended October 28, 2023, the Company incurred non-cash settlement charges of $7 million and $129 million, respectively. For the 13 weeks ended October 28, 2023, these charges relate to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and are the result of an increase in lump sum distributions associated with the retiree distribution elections. For the 39 weeks ended October 28, 2023, these charges relate to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and are the result of the transfer of pension obligations for certain retirees and beneficiaries under the Pension Plan through the purchase of a group annuity contract with an insurance company, which occurred in the second quarter of 2023.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.    Fair Value Measurements
The Company's financial assets are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards.
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant observable inputs for the assets
Level 3: Significant unobservable inputs for the assets

The following table shows the estimated fair value of the Company's marketable equity and debt securities:

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(millions)
November 2, 2024	$41	$41	$—	$—
February 3, 2024	42	42	—	—
October 28, 2023	37	37	—	—
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
The following table shows the estimated fair value of the Company's long-term debt, including the current portion of long-term debt:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
November 2, 2024	$2,785	$2,779	$2,492
February 3, 2024	3,007	2,998	2,706
October 28, 2023	3,007	2,997	2,325
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

All outstanding amounts related to suppliers participating in the SCF programs are recorded upon confirmation with the third-party institutions in merchandise accounts payable in the consolidated balance sheets, and associated payments are included in operating activities in the consolidated statements of cash flows. The Company's outstanding obligations as of November 2, 2024, February 3, 2024 and October 28, 2023 were $162 million, $112 million and $164 million, respectively.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.    Revision of Consolidated Financial Statements for Correction of Immaterial Misstatement
During the preparation of the Company's unaudited consolidated financial statements for the fiscal quarter ended November 2, 2024, the Company identified an issue related to delivery expenses, a component of cost of sales, in one of its accrual accounts. The Company consequently initiated an independent investigation. As a result of the independent investigation and forensic analysis, the Company identified that a single employee with responsibility for small package delivery expense accounting intentionally made erroneous accounting accrual entries and falsified underlying documentation to hide approximately $151 million of cumulative delivery expenses from the fourth quarter of 2021 through the third quarter of 2024. The Company concluded that revisions should be made to its historical consolidated financial statements that were impacted by these misstatements to properly reflect delivery expense, the related accrual and tax effects. The total misstatement to delivery expense for the first half of fiscal 2024 amounted to approximately $9 million, which was adjusted in total during the third quarter of 2024.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the related impact was not material to results of operations or financial position for any historical annual or interim period. Specifically, the errors identified did not impact net sales which the Company believes is a key financial metric of the users of the financial statements and do not impact trends in profitability or key financial statement operating metrics. The errors also did not impact the company’s cash management activities or vendor payments, net cash flows from operating activities or the Company’s compliance with its debt covenants. Based on this assessment and the consideration of both quantitative and qualitative factors, management determined that the errors are not material to any prior period. However, the Company is correcting such errors in the financial statements of this Form 10-Q by adjusting prior period financial statements. As a result, the Company has revised, within this Form 10-Q, its consolidated financial statements as of and for each of the quarterly and year-to-date periods as shown below. Additionally, Note 2 – Earnings Per Share, has been adjusted to reflect the correction of the immaterial errors.

Revised Consolidated Statements of Operations and Comprehensive Income (Loss)

	52 Weeks Ended January 29, 2022			52 Weeks Ended January 28, 2023
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
	(millions, except per share figures)
Cost of sales	$(14,956)	$(15)	$(14,971)	$(15,306)	$(41)	$(15,347)
Operating income	2,350	(15)	2,335	1,730	(41)	1,689
Income before income taxes	1,866	(15)	1,851	1,518	(41)	1,477
Federal, state and local income tax expense	(436)	4	(432)	(341)	10	(331)
Net income	1,430	(11)	1,419	1,177	(31)	1,146
Basic earnings per share	4.66	(0.04)	4.62	4.28	(0.11)	4.17
Diluted earnings per share	4.55	(0.03)	4.52	4.19	(0.11)	4.08
Comprehensive income	1,596	(11)	1,585	1,181	(31)	1,150

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	13 Weeks Ended April 29, 2023
	As Reported	Adjustment	As Corrected
	(millions, except per share figures)
Cost of sales	$(2,988)	$(4)	$(2,992)
Operating income	244	(4)	240
Income before income taxes	211	(4)	207
Federal, state and local income tax expense	(56)	—	(56)
Net income	155	(4)	151
Basic earnings per share	0.57	(0.02)	0.55
Diluted earnings per share	0.56	(0.01)	0.55
Comprehensive income	156	(4)	152

	13 Weeks Ended July 29, 2023			26 Weeks Ended July 29, 2023
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
	(millions, except per share figures)
Cost of sales	$(3,176)	$4	$(3,172)	$(6,164)	$(1)	$(6,165)
Operating income	124	4	128	368	(1)	367
Income (loss) before income taxes	(30)	4	(26)	181	(1)	180
Federal, state and local income tax (expense) benefit	8	(1)	7	(48)	—	(48)
Net income (loss)	(22)	3	(19)	133	(1)	132
Basic earnings (loss) per share	(0.08)	0.01	(0.07)	0.49	(0.01)	0.48
Diluted earnings (loss) per share	(0.08)	0.01	(0.07)	0.48	—	0.48
Comprehensive income	69	3	72	225	(1)	224

	13 Weeks Ended October 28, 2023			39 Weeks Ended October 28, 2023
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
	(millions, except per share figures)
Cost of sales	$(2,902)	$(3)	$(2,905)	$(9,067)	$(3)	$(9,070)
Operating income	86	(3)	83	453	(3)	450
Income before income taxes	46	(3)	43	226	(3)	223
Federal, state and local income tax expense	(3)	1	(2)	(51)	1	(50)
Net income	43	(2)	41	175	(2)	173
Basic earnings per share	0.16	(0.01)	0.15	0.64	(0.01)	0.63
Diluted earnings per share	0.15	—	0.15	0.63	(0.01)	0.62
Comprehensive income	10	(2)	8	234	(2)	232

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	13 Weeks Ended February 3, 2024			53 Weeks Ended February 3, 2024
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
	(in millions, except share figures)
Cost of sales	$(5,076)	$(77)	$(5,153)	$(14,143)	$(81)	$(14,224)
Operating income (loss)	(72)	(77)	(149)	382	(81)	301
Income (loss) before income taxes	(103)	(77)	(180)	124	(81)	43
Federal, state and local income tax (expense) benefit	32	20	52	(19)	21	2
Net income (loss)	(71)	(57)	(128)	105	(60)	45
Basic earnings (loss) per share	(0.26)	(0.21)	(0.47)	0.38	(0.22)	0.16
Diluted earnings (loss) per share	(0.26)	(0.20)	(0.46)	0.38	(0.22)	0.16
Comprehensive income (loss)	(7)	(57)	(64)	227	(60)	167

Revised Consolidated Balance Sheets

	October 28, 2023
	As Reported	Adjustment	As Corrected
	(millions)
Current Assets:
Income taxes	$73	$15	$88
Total Current Assets	7,070	15	7,085
Total Assets	18,111	15	18,126
Current Liabilities:
Accounts payable and accrued liabilities	2,388	60	2,448
Total Current Liabilities	6,014	60	6,074
Shareholders’ Equity:
Accumulated equity	6,261	(45)	6,216
Total Shareholders' Equity	4,144	(45)	4,099
Total Liabilities and Shareholders’ Equity	18,111	15	18,126

	February 3, 2024
	As Reported	Adjustment	As Corrected
	(millions)
Current Liabilities:
Accounts payable and accrued liabilities	$2,434	$137	$2,571
Income taxes	83	(35)	48
Total Current Liabilities	4,430	102	4,532
Shareholders’ Equity:
Accumulated equity	6,190	(102)	6,088
Total Shareholders' Equity	4,137	(102)	4,035

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	May 4, 2024
	As Reported	Adjustment	As Corrected
	(millions)
Current Liabilities:
Accounts payable and accrued liabilities	$2,088	$137	$2,225
Income taxes	115	(35)	80
Total Current Liabilities	4,550	102	4,652
Shareholders’ Equity:
Accumulated equity	6,227	(102)	6,125
Total Shareholders' Equity	4,186	(102)	4,084

	August 3, 2024
	As Reported	Adjustment	As Corrected
	(millions)
Current Assets:
Income taxes	$12	$35	$47
Total Current Assets	5,707	35	5,742
Total Assets	15,833	35	15,868
Current Liabilities:
Accounts payable and accrued liabilities	1,990	137	2,127
Total Current Liabilities	3,867	137	4,004
Shareholders’ Equity:
Accumulated equity	6,328	(102)	6,226
Total Shareholders' Equity	4,303	(102)	4,201
Total Liabilities and Shareholders’ Equity	15,833	35	15,868

Revised Consolidated Statement of Cash Flows

	39 Weeks Ended October 28, 2023
	As Reported	Adjustment	As Corrected
	(millions)
Cash flows from operating activities:
Net income	$175	$(2)	$173
Changes in assets and liabilities:
Decrease in accounts payable and accrued liabilities	(305)	3	(302)
Decrease in current income taxes	(123)	(1)	(124)

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	52 Weeks Ended January 28, 2023			53 Weeks Ended February 3, 2024
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
	(millions)
Cash flows from operating activities:
Net income	$1,177	$(31)	$1,146	$105	$(60)	$45
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accounts payable and accrued liabilities	(174)	41	(133)	(347)	81	(266)
Decrease in current income taxes	(75)	(10)	(85)	24	(21)	3

MACY'S, INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "third quarter of 2024" and "third quarter of 2023" are to the Company's 13-week fiscal periods ended November 2, 2024 and October 28, 2023, respectively. References to "2024" and "2023" are to the Company's 39-week fiscal periods ended November 2, 2024 and October 28, 2023, respectively.
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
Quarterly Overview
The Company continues to view fiscal 2024 as a transition and investment year as it implements its new strategy, A Bold New Chapter, which is designed to return the Company to enterprise growth, unlock shareholder value, improve the omni-channel experience and better serve its customers. During the third quarter of 2024, the Company continued to make progress on its three-year Bold New Chapter strategy, as follows:
•.Strengthen the Macy's nameplate
◦Rationalize store base: At the end of fiscal 2023, the Company announced it had identified approximately 150 underproductive Macy's locations for closure through fiscal 2026 (collectively, the "non-go-forward" locations), which will allow for monetization of these non-go-forward locations and prioritization of investments in the approximately 350 remaining Macy's locations (collectively, the "go-forward" locations) where the Company believes it has the most opportunity to improve square footage productivity. For the non-go-forward Macy's locations and distribution centers, the Company is thoughtfully and strategically approaching monetization to execute accretive deals and is encouraged by the pace and quality of deal activity to date. As a result, the Company now expects to close approximately 65 locations in fiscal 2024 versus its original expectations of roughly 50.
◦Launch of First 50 Locations: The First 50 locations are a key component of the Macy's Bold New Chapter growth strategy as they are an early indicator for go-forward Macy's nameplate growth and ultimately the Macy's, Inc. go-forward business' ability to achieve comparable sales growth. They serve as pilots to test ideas with staffing initiatives, enhanced merchandising, visual presentation and eventing.
The First 50 achieved its third consecutive quarter of both comparable sales growth and improvement in Net Promoter Scores. Its Net Promoter Score improved approximately 400 basis points from the third quarter of 2023. The Company has been testing staffing in women's shoes and/or handbags in roughly 100 additional go-forward Macy's locations this fall. Compared to total Macy’s locations that are not in the First 50 or did not receive additional staffing, year-over-year women’s shoes and handbags sales outperformed by roughly 600 and 700 basis points, respectively.
◦Revitalize assortment: The Company's focus on offering new product across categories is gaining traction. In the third quarter of 2024, Macy's reduced exposure to less-relevant brands, and expanded offerings in brands to which its customers are responding. Macy's is providing compelling fashion and value in its women's apparel private brands, including Charter Club and Style & Co. Additionally, fragrance continues to be a standout in performance during the third quarter of 2024.
◦Rollout of additional Macy's small format stores: The Company opened six Macy's small format locations during the third quarter of 2024, bringing the total Macy's small format location count to 24.
◦Grow digital: Digital continues to serve as both a gateway to the Macy's nameplate and a source of commerce and omni engagement. Macy's digital visits increased 0.4% while the conversion rate decreased 20 basis points compared to the third quarter of 2023.

MACY'S, INC.
•.Accelerate luxury growth
◦The Company continues its plans to expand its luxury store footprint by approximately 20% through fiscal 2026.
▪Bloomingdale's: Bloomingdale's returned to positive comparable sales in the third quarter of 2024, supported by continued strength in advanced contemporary apparel, as well as beauty and digital. Net Promoter Scores improved 70 basis points compared to the third quarter of 2023 and remain a strength for the Bloomingdale's nameplate.The Company expects to open approximately 15 additional small format (Bloomie's and Bloomingdale's the Outlet) locations through fiscal 2026. Two Bloomingdale's the Outlet locations opened in the third quarter of 2024, bringing the total Bloomingdale's small format count to 26.
▪Bluemercury: Bluemercury achieved its 15th consecutive quarter of comparable sales growth driven by continued strength in skincare and the expansion of key brand partners both in skincare and fragrances. It opened eight new locations and completed four remodels in the third quarter of 2024. The new and remodeled stores elevate Bluemercury's service model, spa integration and product mix and continued to outperform the total Bluemercury fleet in the third quarter of 2024.
•.Simplify and modernize end-to-end operations
◦The Company is actively advancing on solutions to reduce organizational complexity and generate cost savings to fund growth investments. During the third quarter of 2024, the Company realized lower fulfillment costs, optimized cash flow generation and improved Net Promoter Scores for product availability due to the continued focus on creating a more efficient fulfillment network. The Company is also phasing out legacy technology across the organization to deliver an improved customer experience.

Comparable sales highlights for the third quarter of 2024 versus the third quarter of 2023 related to components of a Bold New Chapter strategy are as follows:
•Macy's, Inc. comparable sales declined 2.4% on an owned basis and declined 1.3% on an owned-plus-licensed-plus-marketplace basis.
◦Macy's, Inc. go-forward business comparable sales, inclusive of go-forward locations and digital across nameplates, declined 2.0% on an owned basis and declined 0.9% on an owned-plus-licensed-plus-marketplace basis.
•Company's nameplate highlights include:
◦Macy's comparable sales declined 3.0% on an owned basis and declined 2.2% on an owned-plus-licensed-plus-marketplace basis. Macy's go-forward business comparable sales, inclusive of Macy’s go-forward locations and digital, declined 2.6% on an owned basis and declined 1.8% on an owned-plus-licensed-plus-marketplace basis.
•First 50 locations comparable sales, included within go-forward locations comparable sales, increased 1.9% on an owned basis and on an owned-plus-licensed basis.
◦Bloomingdale's comparable sales increased 1.0% on an owned basis and increased 3.2% on an owned-plus-licensed-plus-marketplace basis1.
◦Bluemercury comparable sales increased 3.3% on an owned basis.
1 Bloomingdale's excludes one non-go-forward location.

MACY'S, INC.
Results of Operations
Comparison of the Third Quarter of 2024 and the Third Quarter of 2023

	Third Quarter of 2024			Third Quarter of 2023
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$4,742			$4,860
Other revenue	161	3.4%		178	3.7%
Total revenue	4,903			5,038
Cost of sales	(2,864)	(60.4)%		(2,905)	(59.8)%
Selling, general and administrative expenses	(2,064)		(42.1)%	(2,040)		(40.5)%
Gains on sale of real estate	66		1.3%	5		0.1%
Impairment, restructuring and other benefits (costs)	23		0.5%	(15)		(0.3)%
Operating income	64		1.3%	83		1.6%

Diluted earnings per share	$0.10			$0.15

Supplemental Financial Measures
Gross margin (a)	$1,878	39.6%		$1,955	40.2%
Decrease in comparable sales	(2.4)%			(7.0)%

Supplemental Non-GAAP Financial Measures
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(1.3)%			(6.3)%
Adjusted diluted earnings per share	$0.04			$0.21
EBITDA	$296			$309
Adjusted EBITDA	$273			$331
(a)    Gross margin is not directly comparable to the prior year given the change in inventory valuation method from LIFO RIM to LIFO cost on February 4, 2024. Gross margin is defined as net sales less cost of sales.
See pages 30 to 33 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

	Third Quarter of 2024	Third Quarter of 2023
Net sales	$4,742	$4,860
Decrease in comparable sales	(2.4)%	(7.0)%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(1.3)%	(6.3)%
Net sales for the third quarter of 2024 decreased $118 million, or 2.4%, compared to the third quarter of 2023. Sales growth during the third quarter of 2024 at Macy’s First 50 locations, Bloomingdale’s, and Bluemercury was offset primarily by weakness in Macy’s non-First 50 locations as well as its digital channel and cold weather categories.

MACY'S, INC.

	Third Quarter of 2024		Third Quarter of 2023
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$120	2.5%	$142	2.9%
Macy's Media Network, net	41	0.9%	36	0.7%
Other revenue	$161	3.4%	$178	3.7%
The decrease in other revenues included a $22 million decrease in credit card revenues due to higher net credit losses, which were in-line with the Company's expectations. Macy's Media Network grew $5 million, or 14% from the third quarter of 2023, driven by higher advertiser and campaign counts.

	Third Quarter of 2024	Third Quarter of 2023
Cost of sales	$(2,864)	(2,905)
As a percent to net sales	60.4%	59.8%
Gross margin	$1,878	$1,955
As a percent to net sales	39.6%	40.2%
Gross margin rate and merchandise margin rate2 decreased 60 basis points and 70 basis points, respectively, in the third quarter of 2024 compared to the third quarter of 2023. The decrease in both gross margin and merchandise margin rates primarily reflected the Company's change in inventory valuation method and product mix, partially offset by efficiencies in the Company's fulfillment network and lower shipped sales volume.

	Third Quarter of 2024	Third Quarter of 2023
SG&A expenses	$(2,064)	$(2,040)
As a percent to total revenue	42.1%	40.5%
SG&A expenses increased $24 million, or 1.2%, in the third quarter of 2024 compared to the third quarter of 2023 primarily due to strategic customer-facing investments, partially offset by a disciplined approach to cost controls. The increase in SG&A expenses as a percent to total revenue in the third quarter of 2024 was due to a decline in total revenue, mainly net sales, compared to the third quarter of 2023.

	Third Quarter of 2024	Third Quarter of 2023
Gains on sale of real estate	$66	$5
Asset sale gains in the third quarter of 2024 reflected the monetization of non-go-forward assets as part of the Company’s Bold New Chapter strategy. Asset sale gains reflect the acceleration of the monetization of certain non-go-forward assets into the third quarter from the fourth quarter.

	Third Quarter of 2024	Third Quarter of 2023
Settlement charges	$—	$(7)
Settlement accounting was not required in the third quarter of 2024. During the third quarter of 2023, the Company recognized a non-cash settlement charge of $7 million related to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and are the result of an increase in lump sum distributions associated with the retiree distribution elections.

	Third Quarter of 2024	Third Quarter of 2023
Net interest expense	$(32)	$(35)
The decrease in net interest expense in the third quarter of 2024 compared to the third quarter of 2023 was primarily driven by an increase in interest income on investments.
2 Merchandise margin is defined as net sales less cost of sales less net delivery expense.

MACY'S, INC.

	Third Quarter of 2024	Third Quarter of 2023
Effective tax rate	20.0%	4.7%
Federal income statutory rate	21%	21%
The income tax expense of $7 million, or 20.0% of pretax income, for the third quarter of 2024 and $2 million, or 4.7% of pretax income, for third quarter of 2023, reflect a different effective tax rate as compared to the Company’s federal income tax statutory rate of 21%. The income tax effective rates for the third quarter of 2024 and the third quarter of 2023 were primarily impacted by the recognition of return-to-provision adjustments associated with the filings of the Company’s 2023 and 2022 U.S. Federal income tax returns during each respective period, as well as the effect of state and local taxes.

Comparison of the 39 Weeks Ended November 2, 2024 and October 28, 2023

	39 Weeks Ended November 2, 2024			39 Weeks Ended October 28, 2023
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$14,525			$14,972
Other revenue	474	3.3%		519	3.5%
Total revenue	14,999			15,491
Cost of sales	(8,749)	(60.2)%		(9,070)	(60.6)%
Selling, general and administrative expenses	(5,948)		(39.7)%	(5,970)		(38.5)%
Gains on sale of real estate	103		0.7%	20		0.1%
Impairment, restructuring and other benefits (costs)	5		—%	(21)		(0.1)%
Operating income	$410		2.7%	$450		2.9%

Diluted earnings per share	$0.85			$0.62

Supplemental Financial Measures
Gross margin (a)	$5,776	39.8%		$5,902	39.4%
Decrease in comparable sales	(2.5)%			(7.7)%

Supplemental Non-GAAP Financial Measures
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(1.6)%			(6.9)%
Adjusted diluted earnings per share	$0.84			$1.02
EBITDA	$1,079			$996
Adjusted EBITDA	$1,074			$1,146
(a)    Gross margin is not directly comparable to the prior year given the change in inventory valuation method from LIFO RIM to LIFO cost on February 4, 2024. Gross margin is defined as net sales less cost of sales.
See pages 30 to 33 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

MACY'S, INC.

	2024	2023
Net sales	$14,525	$14,972
Decrease in comparable sales	(2.5)%	(7.7)%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(1.6)%	(6.9)%
Net sales for 2024 decreased $447 million, or 3.0%, compared to 2023. Net sales were impacted by ongoing macroeconomic conditions. Macy's experienced strong performance in the First 50 locations, which benefited from various initiatives including, but not limited to, enhanced merchandising through elevated product rollouts across top markets and new brands and staffing initiatives.

	2024		2023
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$362	2.5%	$424	2.8%
Macy's Media Network, net	112	0.8%	95	0.6%
Other revenue	$474	3.3%	$519	3.5%
The decrease in other revenues was driven by a $62 million decrease in credit card revenues. This decrease was primarily driven by higher net credit losses as compared to 2023. Macy's Media Network grew $17 million, or 18%, compared to 2023, due to increased vendor engagement and higher advertiser and campaign counts.

	2024	2023
Cost of sales	$(8,749)	$(9,070)
As a percent to net sales	60.2%	60.6%
Gross margin	$5,776	$5,902
As a percent to net sales	39.8%	39.4%
Gross margin rate and merchandise margin rate increased 40 basis points 20 basis points, respectively, in 2024 compared to 2023. The increase in gross margin rate is primarily due to lower year-over-year discounting and favorable shortage due to the Company's asset protection work, slightly offset by the Company's change in inventory valuation method. Delivery expense as a percent of net sales reflects efficiencies in the Company's fulfillment network and lower shipped sales volume.

	2024	2023
SG&A expenses	$(5,948)	$(5,970)
As a percent to total revenue	39.7%	38.5%
SG&A expenses decreased 0.4% in 2024 compared to 2023 due to the Company's appropriate cost controls while it protected customer-facing investments, particularly in First 50 locations. The increase in SG&A expenses as a percent to total revenue in 2024 was due to a decline in total revenue compared to 2023.

	2024	2023
Gains on sale of real estate	$103	$20
Asset sale gains in 2024 relate to the monetization of non-go-forward assets as part of the Company’s Bold New Chapter strategy while asset sale gains in 2023 mainly related to the sale of a distribution center.

MACY'S, INC.

	2024	2023
Settlement charges	$—	$(129)
Settlement accounting was not required the 39 weeks ended November 2, 2024. During 2023, the Company recognized a non-cash settlement charge of $129 million associated primarily with the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company, which occurred in the second quarter of 2023.

	2024	2023
Net interest expense	$(94)	$(108)
The decrease in net interest expense in 2024 compared to 2023 was primarily driven by an increase in interest income on investments.

	2024	2023
Effective tax rate	26.6%	22.4%
Federal income statutory rate	21%	21%
Income tax expense increased $37 million in 2024 compared to 2023 due to higher income before income taxes. Additionally, the effective tax rates in 2024 and 2023 were 26.6% and 22.4%, respectively, and reflect a different effective tax rate as compared to the Company’s Federal income tax statutory rate of 21% primarily due to the recognition of return-to-provision adjustments associated with the filings of the Company’s 2023 and 2022 U.S. Federal income tax returns during each respective period, as well as the effect of state and local taxes.
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
The Company ended the third quarter of 2024 with a cash and cash equivalents balance of $315 million, a decrease of $49 million from $364 million at the end of the third quarter of 2023. The Company is party to an ABL Credit Facility with certain financial institutions providing for a $3,000 million asset-based credit facility.

	2024	2023
Net cash (used) provided by operating activities	$(30)	$158
Net cash used by investing activities	(455)	(716)
Net cash (used) provided by financing activities	(234)	60
Operating Activities
The net cash used by operating activities in the current year versus net cash provided by operating activities in the prior year was primarily driven by lower earnings when including non-cash adjustments.
Investing Activities
The Company's capital expenditures were $649 million in 2024 compared to $749 million in 2023. Capital expenditures in the current year are primarily focused on digital and technology investments as well as omni-channel capabilities.

MACY'S, INC.
Financing Activities
Dividends
The Company paid dividends totaling $144 million and $135 million in 2024 and 2023, respectively.
On October 25, 2024, the Company announced that its Board of Directors declared a regular quarterly dividend of 17.37 cents per share on its common stock, which will be paid on January 2, 2025, to Macy's shareholders of record at the close of business on December 13, 2024. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.
Stock Repurchases
On February 22, 2022, the Board of Directors authorized a new $2,000 million share repurchase program, which does not have an expiration date. During the first quarter of 2023, the Company repurchased approximately 1.4 million shares of its common stock at an average cost of $17.57 per share on the open market under its share repurchase program. The Company did not repurchase any shares of its common stock during 2024. As of November 2, 2024, $1,375 million remained available under the authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company. During the first quarter of 2023, the Company also withheld approximately $12 million of shares for tax purposes associated with the issuance of certain stock awards.
Debt Transactions
On September 18, 2024, Macy’s Retail Holdings, LLC (“MRH”), a direct, wholly owned subsidiary of Macy’s, Inc., completed a tender offer in which $221 million aggregate principal amount of certain senior notes and debentures were tendered for early settlement and purchased by MRH. The total cash cost for the tender offer was $225 million and was funded with cash on hand. The Company recognized $1 million of losses on early retirement of debt on the Consolidated Statements of Income during the third quarter of 2024.
As of November 2, 2024 and October 28, 2023, the Company had $144 million and $138 million of standby letters of credit outstanding under its ABL Credit Facility, respectively, which reduced the available borrowing capacity to $2,856 million and $2,862 million, respectively. The Company had $86 million and $160 million outstanding borrowings under the ABL Credit Facility as of November 2, 2024 and October 28, 2023, respectively.
Contractual Obligations
As of November 2, 2024, other than the financing transactions discussed in Note 4 to the accompanying Consolidated Financial Statements, there were no material changes to the Company's contractual obligations and commitments outside the ordinary course of business since February 3, 2024, as reported in the Company's 2023 Form 10-K.
Guarantor Summarized Financial Information
The Company had $2,786 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the "Unsecured Notes") outstanding as of both November 2, 2024 and February 3, 2024 with maturities ranging from 2025 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC ("MRH" or "Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior unsecured obligations, senior to any of the Company's future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company's subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company's secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantees are effectively subordinated to all of the Subsidiary Issuer's and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $9,837 million and $9,423 million as of November 2, 2024 and February 3, 2024, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $344 million and $1,138 million for the 13 and 39 weeks ended November 2, 2024, respectively, have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

MACY'S, INC.
Summarized Balance Sheets

	November 2, 2024	February 3, 2024
	(in millions)
ASSETS
Current Assets	$1,087	$1,028
Noncurrent Assets	6,205	6,145
LIABILITIES
Current Liabilities	$1,754	$1,800
Noncurrent Liabilities (a)	11,222	10,654
(a)Includes net amounts due to non-Guarantor subsidiaries of $5,188 million and $6,784 million as of November 2, 2024 and February 3, 2024, respectively.
Summarized Statement of Operations

	13 Weeks Ended November 2, 2024	39 Weeks Ended November 2, 2024
	(in millions)
Net sales	$167	$582
Consignment commission income (a)	759	2,309
Other revenue	42	112
Cost of sales	(80)	(278)
Operating loss	(379)	(1,034)
Loss before income taxes (b)	(318)	(844)
Net loss	(193)	(526)
(a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.
(b)Includes $124 million and $373 million of dividend income from non-Guarantor subsidiaries for the 13 and 39 weeks ended November 2, 2024, respectively.

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

	13 Weeks Ended November 2, 2024 vs. 13 Weeks Ended October 28, 2023
	Macy's, Inc.	Macy's
Decrease in comparable sales on an owned basis (Note 1)	(2.4%)	(3.0%)
Impact of departments licensed to third parties and marketplace sales (Note 2)	1.1%	0.8%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(1.3%)	(2.2%)

	13 Weeks Ended November 2, 2024 vs. 13 Weeks Ended October 28, 2023
	Macy's, Inc. go-forward business	Macy's go-forward business	Bloomingdale's (a)	Bluemercury
Increase (decrease) in comparable sales on an owned basis (Note 1)	(2.0)%	(2.6)%	1.0%	3.3%
Impact of departments licensed to third parties and marketplace sales (Note 2)	1.1%	0.8%	2.2%	—%
Increase (decrease) in comparable sales on an owned-plus-licensed-plus-marketplace basis	(0.9%)	(1.8%)	3.2%	3.3%
(a) Bloomingdale's excludes one non-go-forward location.

13 Weeks Ended November 2, 2024 vs. 13 Weeks Ended October 28, 2023
Macy's First 50 locations
Increase (decrease) in comparable sales on an owned basis (Note 1)	1.9%
Impact of departments licensed to third parties (Note 2)	—%
Increase (decrease) in comparable sales on an owned-plus-licensed basis	1.9%

39 Weeks Ended November 2, 2024 vs. 39 Weeks Ended October 28, 2023
Macy's, Inc.
Decrease in comparable sales on an owned basis (Note 1)	(2.5%)
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.9%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(1.6%)

MACY'S, INC.

	13 Weeks Ended October 28, 2023 vs. 13 Weeks Ended October 29, 2022	39 Weeks Ended October 28, 2023 vs. 39 Weeks Ended October 29, 2022
	Macy's, Inc.
Decrease in comparable sales on an owned basis (Note 1)	(7.0%)	(7.7%)
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.7%	0.8%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(6.3%)	(6.9%)

Notes:
(1)Represents the period-to-period percentage change in net sales from stores in operation for one full fiscal year for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties and marketplace. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.
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

	13 Weeks Ended November 2, 2024	13 Weeks Ended October 28, 2023[1]	39 Weeks Ended November 2, 2024	39 Weeks Ended October 28, 2023[1]
	(millions)
Net income	$28	$41	$240	$173
Interest expense - net	32	35	94	108
Losses on early retirement of debt	1	—	1	—
Federal, state and local income tax expense	7	2	87	50
Depreciation and amortization	228	231	657	665
EBITDA	$296	$309	$1,079	$996
Impairment, restructuring and other costs (benefits)	(23)	15	(5)	21
Settlement charges	—	7	—	129
Adjusted EBITDA	$273	$331	$1,074	$1,146
1 Refer to the tables on page 34 for a reconciliation of the revised historical Non-GAAP financial measures due to the immaterial error identified in the current period as disclosed further in Note 8 to the Consolidated Financial Statements.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income to GAAP net income and adjusted diluted earnings per share to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	13 Weeks Ended November 2, 2024		13 Weeks Ended October 28, 2023[1]
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$28	$0.10	$41	$0.15
Impairment, restructuring and other costs (benefits)	(23)	(0.08)	15	0.05
Settlement charges	—	—	7	0.03
Losses on early retirement of debt	1	—	—	—
Income tax impact of certain items noted above	5	0.02	(6)	(0.02)
As adjusted to exclude certain items above	$11	$0.04	$57	$0.21

	39 Weeks Ended November 2, 2024		39 Weeks Ended October 28, 2023[1]
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$240	$0.85	$173	$0.62
Impairment, restructuring and other costs (benefits)	(5)	(0.01)	21	0.07
Settlement charges	—	—	129	0.46
Losses on early retirement of debt	1	—	—	—
Income tax impact of certain items noted above	1	—	(38)	(0.13)
As adjusted to exclude certain items above	$237	$0.84	$285	$1.02
1 Refer to the tables on page 34 for a reconciliation of the revised historical Non-GAAP financial measures due to the immaterial error identified in the current period as disclosed further in Note 8 to the Consolidated Financial Statements.

MACY'S, INC.
Reconciliation of Revised Non-GAAP Financial Measures

	13 Weeks Ended October 28, 2023			39 Weeks Ended October 28, 2023
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
	(millions)
Net income	$43	$(2)	$41	$175	$(2)	$173
Interest expense - net	35	—	35	108	—	108
Losses on early retirement of debt	—	—	—	—	—	—
Federal, state and local income tax expense	3	(1)	2	51	(1)	50
Depreciation and amortization	231	—	231	665	—	665
EBITDA	$312	$(3)	$309	$999	$(3)	$996
Impairment, restructuring and other costs (benefits)	15	—	15	21	—	21
Settlement charges	7	—	7	129	—	129
Adjusted EBITDA	$334	$(3)	$331	$1,149	$(3)	$1,146

	13 Weeks Ended October 28, 2023
	As Reported		Adjustment		As Corrected
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$43	$0.15	$(2)	$—	$41	$0.15
Impairment, restructuring and other costs (benefits)	15	0.05	—	—	15	0.05
Settlement charges	7	0.03	—	—	7	0.03
Income tax impact of certain items noted above	(6)	(0.02)	—	—	(6)	(0.02)
As adjusted to exclude certain items above	$59	$0.21	$(2)	$—	$57	$0.21

	39 Weeks Ended October 28, 2023
	As Reported		Adjustment		As Corrected
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$175	$0.63	$(2)	$(0.01)	$173	$0.62
Impairment, restructuring and other costs (benefits)	21	0.07	—	—	21	0.07
Settlement charges	129	0.46	—	—	129	0.46
Income tax impact of certain items noted above	(38)	(0.13)	—	—	(38)	(0.13)
As adjusted to exclude certain items above	$287	$1.03	$(2)	$(0.01)	$285	$1.02

MACY'S, INC.
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
Item 4.    Controls and Procedures.
Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are the Company's controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of November 2, 2024, with the participation of the Company's management, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of November 2, 2024 and prior periods, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, solely due to the material weakness described below.

In light of the material weakness described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP).
Material Weakness in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management, with participation of the CEO and CFO, under the oversight of our Board of Directors, re-evaluated the effectiveness of the Company’s internal control over financial reporting as of February 3, 2024 using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of February 3, 2024 due to the material weakness in internal control over financial reporting, described below.
Internal control over financial reporting includes those policies and processes that:

1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets.
2.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles accepted in the U.S., and that our receipts and expenditures are being made only with proper authorizations of our management and directors.
3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

MACY'S, INC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of preparing the Company's financial statements for the interim period ended November 2, 2024, management identified a material weakness in its internal controls over financial reporting related to the design of existing internal control activities involving manual journal entries over delivery expense and certain other non-merchandise expenses, and the reconciliation of the related accrued liabilities. The Company identified that a single employee, who is no longer with the Company, intentionally made erroneous accounting entries and falsified underlying documentation, to understate delivery expenses from the fourth quarter of 2021 through the third quarter of 2024. This material weakness resulted in errors that were revised in our consolidated financial statements as more fully detailed in Note 8 to the Consolidated Financial Statements and related financial information included in this Form 10-Q.

The material weakness was the result of deficiencies in the design of controls over delivery expense and certain other non-merchandise expenses, and the related accrued liabilities, whereby the design of the controls did not consider the potential for employee circumvention of these controls. The design of these controls included failures to obtain, or generate and use, relevant, quality information to support the functioning of these controls, including validation of the reliability of the information.
Plan for Remediation of the Material Weakness

The Company is committed to addressing the material weakness and has begun to implement changes designed to improve its internal control over financial reporting and to remediate the material weakness, including:

•Re-evaluating the risk of employee circumvention of controls, including risks surrounding the completeness of delivery expense and certain other non-merchandise expenses and the related accrued liabilities;
•Re-designing process level control activities that are responsive to the risk of employee circumvention of controls.
•Evaluating information supporting the functioning of control activities to ensure it reflects relevant, quality information that supports the operating effectiveness of controls around manual journal entries for delivery expense and certain other non-merchandise expenses and the reconciliation of the related accrued liabilities, including validation of the reliability of the information.
As the Company evaluates and enhances its internal control over financial reporting, it may take additional measures to modify, or add to, the remediation measures described above.
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
Trading Arrangements
None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended November 2, 2024.

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

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, filed on December 12, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: December 12, 2024