Form 10-K
period 2025-02-01
Macy's, Inc.
filed 2025-03-21
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (August 2, 2024) was approximately $4,418,558,517.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2025
Common Stock, $.01 par value per share	277,717,637 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2025	Part III

Auditor Firm ID:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Cincinnati, OH

2

Unless the context requires otherwise, references to “Macy's, Inc.” or the “Company” are references to Macy's and its subsidiaries and references to “2024,” “2023,” and “2022” are references to the Company's fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023, respectively. Fiscal years 2024 and 2022 each included 52 weeks and fiscal year 2023 included 53 weeks.
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
•the Company's ability to successfully implement the A Bold New Chapter strategy, including the ability to realize the anticipated benefits within the expected time frame or at all;
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
•the Company's ability to remain competitive and relevant as a modern department store as consumers' shopping behaviors continue to migrate to other shopping channels;
•transactions and strategy involving the Company's real estate portfolio;
•the seasonal nature of the Company's business;
•colleague costs, inclusive of wage inflation and cost of benefits as well as attracting and retaining quality colleagues;
•declines in the Company's credit card revenues;
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
•duties, taxes, tariffs, other charges and quotas on imports;
•the possible inability of the Company's manufacturers or transporters to deliver products in a timely manner or meet the Company's quality standards;
•general consumer shopping behaviors and spending levels, the impact of changes in general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, and the costs of basic necessities and other goods;

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
•the Company's level of indebtedness;
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

PART I
Item 1.    Business.
General
The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. As of February 1, 2025, the Company operated 680 store locations in 43 states, the District of Columbia, Puerto Rico and Guam. The Company's operations are conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury. In addition, Bloomingdale's in Dubai, United Arab Emirates, and Al Zahra, Kuwait are operated under license agreements with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
Disaggregation of the Company's net sales by family of business for 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Women's Accessories, Shoes, Cosmetics and Fragrances	$9,333	$9,520	$9,597
Women's Apparel	4,826	4,861	5,349
Men's and Kids'	4,753	4,918	5,297
Home/Other (a)	3,381	3,793	4,199
Total	$22,293	$23,092	$24,442
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
In 2024, the Company's subsidiaries provided various support functions to the Company's retail operations on an integrated, company-wide basis.
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
Purchasing
The Company purchases merchandise from many suppliers, none of which accounted for more than 5% of the Company's purchases during 2024. The Company has no material long-term purchase commitments with any of its suppliers and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be good.

Private Label Brands and Related Trademarks
The principal private label brands offered by the Company as of February 1, 2025 include Alfani, And Now This, Aqua, Bar III, Cerulean 6, Charter Club, Club Room, Epic Threads, first impressions, Giani Bernini, Holiday Lane, Home Design, Hotel Collection, Hudson Park, Ideology, I-N-C, jenni, JM Collection, lune+aster, M-61, Maison Jules, Mode of One, Oake, On 34th, Sky, State of Day, Style & Co., Sun + Stone, The Cellar, Tools of the Trade and Wild Pair.
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
Government Regulation
We are subject to extensive and varied laws and regulations in the jurisdictions in which we operate in connection with both our core business operations and our credit card and other ancillary operations, including those relating to anti-bribery, customs, child labor, truth-in-advertising, consumer protection, zoning, occupancy, anti‑corruption and trade, anti-money laundering, import and export compliance, climate, antitrust, data privacy and data protection, employment, workplace safety, public health and safety, environmental compliance, intellectual property, transportation, and fire codes. Our policies mandate compliance with all applicable laws and regulations, and we operate our business in accordance with standards and procedures designed to comply with these laws and regulations. We believe that we are in compliance with such laws and regulations in all material respects and do not expect that continued compliance with such regulations will have a material effect upon capital expenditures, earnings, or our competitive position.
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
Human Capital Resources
Culture & Engagement
At Macy's Inc., we strive to be the preferred employer across our brands through an unwavering passion and commitment to our customers, communities and employees (called colleagues). The Company's workplace is guided by its social purpose, called Mission Every One, to create a brighter future for all.
The Company gathers colleague feedback at key times throughout the colleague lifecycle from onboarding to offboarding and provides regular venues for colleagues to ask questions and share their opinions, such as Ask Me Anything sessions, town halls and colleague resource groups. The Company formally solicits feedback from all colleagues through a company-wide Culture Pulse Survey. The results are shared across the organization to provide visibility to both managers (called people leaders) and colleagues, to help create opportunities for open and constructive discussions among teams and to facilitate action planning to improve the colleague experience.

Learning & Development
Macy's, Inc. believes that learning goes hand in hand with career growth, personal satisfaction and outstanding results. The Company aspires to create a learning culture where colleagues can build their skills, apply their learning to address business challenges and share their knowledge, including their experiences, to help others grow. Learning is accessible through the Company's self-directed learning experience platform as well as through technology, social learning and meaningful experiences and exposures with colleagues. In 2024, we launched LinkedIn Learning for professional colleagues, which offers courses on key skills, as another way for colleagues to invest in their growth and development.
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
People leaders have access to robust on-demand development resources. Professional colleagues participate in a 90-day onboarding experience with performance milestones, support resources and role-specific training.
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
As part of our commitment to pay transparency, all colleagues have access to view their role's pay zone and salary range, ensuring colleagues understand their earnings potential. In addition, pay ranges are viewable on all job postings nationwide. People leaders and salaried colleagues have access to on-demand Compensation Education webinars to learn how pay is determined and to deep dive into our incentive programs.
Number of Employees
As of February 1, 2025 Macy's, Inc. had approximately 94,189 full-time and part-time U.S. employees, on a combined basis. Macy's and Bloomingdale's workforce, on a combined basis, is comprised of approximately 66% ethnically diverse colleagues (with 31% at the Director+ levels) and 73% female colleagues. Because of the seasonal nature of the retail business, the number of employees peaks during the holiday season. Approximately 7% of employees are represented by unions.
Corporate Responsibility
The Company's relationships with its customers, colleagues and the communities it serves drive a deep sense of stewardship in how the Company interacts with its stakeholders. The guiding principles of the Company's corporate responsibility strategy are:
•managing the environmental impact of its business;
•promoting positive social impact; and
•implementing strong governance practices that hold Macy's, Inc. accountable.
The Company proactively engages with its stakeholders on corporate responsibility issues that span the breadth of its operations. This includes transparency, product responsibility and supply chain and energy management. Macy's, Inc. is guided in its actions and reporting by its stakeholders and by third-party frameworks, including Sustainability Accounting Standards Board Multiline and Specialty Retailers & Distributors standard and the Task Force on Climate-related Financial Disclosures.
The Company continues to advance its corporate responsibility strategy as it responds to evolving stakeholder expectations. Certain highlights of recent accomplishments include earning a B score on its 2024 CDP Climate Change Report covering fiscal year 2023, expanding preferred materials (as defined by the Textile Exchange) in Macy's Private Brand products managed by the Macy's Sourcing Team, and updating Chemical Policy to include Manufacturing Restricted Substance List in addition to the Restricted Substance List. We continued to drive positive change for all workers across the Macy's Private Brand value chain, through our partnership with RISE: Reimagining Industry to Support Equality, an initiative to support collaborative industry action at scale to support workers in global garment, footwear, and home-textiles supply chains. In 2024 we added 17 new factories to the program for a total of 55 since the program began in 2022.

Information about our Executive Officers
The following table sets forth certain information as of March 20, 2025 regarding the Executive Officers of the Company:

Name	Age	Position with the Company
Tony Spring	60	Chief Executive Officer and Chairman of the Board of Directors
Adrian V. Mitchell	51	Chief Operating Officer and Chief Financial Officer
Danielle L. Kirgan	49	Chief Human Resources and Corporate Affairs Officer
Tracy M. Preston	58	Chief Legal Officer and Corporate Secretary
Olivier Bron	47	Chief Executive Officer, Bloomingdale's
Paul Griscom	44	Senior Vice President and Controller
Executive Officer Biographies
Tony Spring has served as Chief Executive Officer and Chairman of the Board of Macy’s, Inc. since 2024. He previously held the role of President of Macy's, Inc. from 2023 to 2024, Executive Vice President of the Company from 2021 to 2023 and Chairman and Chief Executive Officer of Bloomingdale's from 2014 to 2023, President and Chief Operating Officer of Bloomingdale's from 2008 to 2014, Executive Vice President of Bloomingdale's from 2004 to 2008, Executive Vice President of Marketing at Bloomingdale's from 1998 to 2004 and held various other roles within the Bloomingdale's organization from 1987 to 1998 where he assumed positions of increasing responsibility in the home furnishings area before being promoted to Senior Vice President for home furnishings.
Adrian V. Mitchell has served as Chief Operating Officer of the Company since 2023 and has been Chief Financial Officer of the Company since 2020; prior thereto he served as a Managing Director and Partner in the Digital BCG and Consumer Practices of Boston Consulting Group, a global management consulting firm, from 2017 to 2020, Chief Executive Officer of Arhaus LLC, a retail chain that designs and sells home furnishings, from 2016 to 2017, in various executive positions at Crate and Barrel Holdings, Inc. from 2010 to 2015 including interim CEO, Chief Operating & Chief Financial Officer and Chief Financial Officer, and in management positions at Target Corporation from 2007 to 2010 including Director of Strategy & Interactive Design for target.com and Director of Innovation & Productivity leading company-wide projects for Target Corporation.
Danielle L. Kirgan has served as Chief Human Resources Officer since 2017, served as Chief Transformation Officer from 2020 to 2023 and was appointed Chief Corporate Affairs Officer in 2024; prior thereto she served as Senior Vice President, People at American Airlines Group, Inc. from 2016 to 2017, Chief Human Resources Officer at Darden Restaurants, Inc. from 2015 to 2016 and Senior Vice President from 2010, Vice President, Global Human Resources at ACI Worldwide, Inc. in 2009, and Vice President, Human Resources at Conagra Foods, Inc. from 2004 to 2008.
Tracy M. Preston has served as Chief Legal Officer and Corporate Secretary of the Company since 2024; prior thereto she served as Chief Compliance Officer, Chief Legal Officer and Corporate Secretary of HanesBrands Inc., an apparel company, from 2021 to 2023, Chief Compliance Officer, Chief Legal Officer and Corporate Secretary of Neiman Marcus Group, Inc., a retail company, from 2013 to 2021, Chief Compliance Officer, Chief Global Litigation and HR Counsel and Chief Counsel, Global Supply Chain of Levi Strauss & Co. from 2002 to 2013, Partner at Orrick, Herrington & Sutcliffe LLP, a law firm, from 1997 to 2002, and held various positions at several law firms from 1991 to 1997.
Olivier Bron has served as Chief Executive Officer, Bloomingdale’s since 2023; prior thereto he served as Chief Executive Officer of Central Group and Robinson Department Stores, Thailand, from 2021 to 2023, Chief Operating Officer of Galeries Lafayette/BHV Marais, a luxury French department store chain from 2018 to 2021 and Director of Strategy from 2014 to 2018, and Principal at Bain & Company, a management consulting firm, from 2002 to 2014.
Paul Griscom has served as Senior Vice President and Controller of the Company since 2020; prior thereto he served as Vice President and interim Principal Accounting Officer in 2020, Vice President, Financial Reporting and Accounting Services from 2019 to 2020, Vice President, Financial Reporting from 2017 to 2019, Director of Financial Reporting from 2016 to 2017, Director, Training & Products, GAAP Dynamics from 2012 to 2016 and held various positions at KPMG LLP from 2000 to 2012.

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
In 2024, we announced the A Bold New Chapter, a strategy designed to return the Company to enterprise growth, unlock shareholder value, improve the omni-channel experience and better serve its customers. The three-year strategy focuses on three strategic priorities:
•Strengthen and reimagine Macy's nameplate through rationalizing the store base by closing and monetizing approximately 150 underperforming stores and prioritizing investment in approximately 350 go-forward stores, launching the First 50 Stores, revitalizing merchandise assortment, and growing digital;
•Accelerate and differentiate luxury by expanding Bloomingdale's and Bluemercury within the Macy's, Inc. nameplate portfolio; and
•Simplify and modernize end-to-end operations through rationalizing and monetizing the supply chain asset portfolio, streamlining fulfillment, improving inventory planning and allocation, and delivering a modern, scalable technology platform.
We plan to make value-enhancing investments to support these initiatives primarily focused on digital and technology, data and analytics, supply chain modernization and omni-channel capabilities. These initiatives have required and will continue to require our management, colleagues, and contractors to make changes in our business operations and to improve productivity and profitability, and are subject to the ability to attract and retain skilled personnel to support the initiatives. We face challenges in executing the A Bold New Chapter strategy and initiatives in the current environment of heightened inflation, increased interest rates, economic uncertainty, geopolitical disruption and other macroeconomic conditions that may impact discretionary spending. Our ability to achieve sustainable, profitable growth is subject to the successful implementation of our strategic plans and realization of anticipated benefits and savings. If we are unable to successfully execute our strategic plans and initiatives to achieve the intended results or these investments or initiatives do not perform as expected or create implementation or operational challenges, our profitability and growth could suffer.
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
Our profitability depends on our ability to manage inventory levels and merchandise selection. Overestimating customer demand for merchandise can result in the need to record unplanned and incremental inventory discounts or liquidations and sell excess inventory at clearance prices, which would negatively impact our gross margins and operating results. Underestimating customer demand for merchandise can lead to insufficient inventory to meet demands, missed sales opportunities and negative customer experiences. If we are unable to protect against inventory shortage, our results of operations and financial condition could be adversely affected.

The Company faces significant competition and challenges as consumers continue to migrate to other shopping channels and depends on its ability to differentiate itself in retail's ever-changing environment.
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
We face pressures to not only compete from a price perspective with our competitors, some of whom sell the same products, but also to differentiate Macy's, Inc.'s merchandise offerings, services and shopping experiences to stay relevant as a modern department store in retail's ever-changing environment. Macy's launched On 34th and State of Day, new private brands, in 2023 and 2024, respectively, refreshed I.N.C. and Style & Co. brands in 2023 through 2024, and expects to refresh or replace all existing brands in its private brands portfolio through 2025. Macy's digital marketplace offers a variety of brands from third party sellers and the Company launched a Bloomingdale's marketplace in 2023 to introduce customers to new merchandise options. We continue to invest in our omni-channel capabilities, focusing on search engine optimization, site enhancements, and more transparent pricing, and seek to improve the customer experience through faster online delivery and higher product in-stocks. Insufficient, untimely or misguided investments in these areas could significantly impact our profitability and growth.
In addition, a significant decline in customer store traffic or migration of sales from brick-and-mortar stores to digital platforms could lead to additional store closures, restructuring and other costs that could adversely impact our results of operations and cash flows.
Our ability to grow depends in part on our stores remaining relevant and attractive to customers.
We launched the First 50 Stores as a key component of the Bold New Chapter strategy to test initiatives such as focused staffing in key departments, enhanced merchandise offerings, modern visual presentations and unique store-level activations and community events. We have opened new off-mall smaller store formats – Macy's small format, Bloomie's and Bloomingdale's the Outlet – in selected markets. In 2022, we introduced permanent Toys “R” Us shops within all Macy's locations. While these store investments, off-mall store formats, and in-store shops are intended to improve the customer store experience and drive traffic, realization of these benefits may not occur.
Because we rely on the ability of our physical retail locations to attract customers, provide full or curated merchandise selections, drive traffic to digital channels and assist in fulfillment, returns and other omni-channel functions, providing a desirable and sought-out shopping experience is important to our financial success. Changes in consumer shopping habits, continued decline in mall shopping environments, financial difficulties at other anchor tenants, significant mall vacancy issues, mall violence and new on- and off-mall developments could each adversely impact the traffic at current retail locations and lead to a decline in our financial condition or performance.
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
Our expenses relating to employee health benefits are significant. Medical plan cost increases have been driven by factors such as a rise in high-cost claimants, high-cost conditions, high utilization of outpatient facilities, physicians and in-hospital stays, and demographic shifts to an older enrollment population. Unfavorable changes in the cost of employee health benefits could negatively affect our financial results and cash flow.
If revenue from our private label and co-branded credit cards decline, our financial and operational results may be negatively impacted.
In 2005, in connection with the sale of most of the Company's credit card accounts and related receivable balances to Citibank, N.A. (Citibank), the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (Credit Card Program). Subsequent to this initial arrangement and associated amendments, on December 13, 2021, the Company entered into the sixth amendment to the amended and restated Credit Card Program with Citibank (the Program Agreement), pursuant to which Citibank issues, maintains and services Macy's and Bloomingdale's private label and co-branded credit cards. Under the Program Agreement, which extends until March 31, 2030, Citibank owns the credit card receivables generated from sales through the credit cards and the Company receives fees and shares in profits based on a tiered return on the receivables portfolio net of program expenses. Credit card revenues, net were $537 million, or approximately 2.4% of net sales, for 2024. Deterioration in economic conditions could adversely affect the volume of new credit accounts, the amount of credit card program balances and the ability of credit card holders to pay their balances. These conditions could result in the Company receiving lower payments under the credit card program.
In addition, shifts from sales through our proprietary credit cards to debit products and alternative buy-now-pay-later payment methods may result in increased costs and could have a negative impact to credit card revenues due to potentially reduced credit card receivable balances.
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
In March 2024, the Consumer Financial Protection Bureau finalized a rule to amend Regulation Z to lower the safe harbor dollar amount credit card companies can charge for late fees from up to $41 to $8 for a missed payment. The rule has been stayed as a result of ongoing litigation. A decrease in late fees assessed would reduce credit card revenue. The Company is closely monitoring developments on this matter.
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

We are making, and expect to continue to make, substantial investments in our information technology systems, infrastructure and personnel, in some cases with the assistance of strategic partners and other third-party service providers. These investments involve replacing existing systems, some of which are older, legacy systems, outsourcing certain technology and business processes to third-party service providers, including the adoption of Generative artificial intelligence ("AI") in certain processes, making changes to existing systems including the migration of applications to the cloud, maintaining or enhancing legacy systems, or designing or acquiring new systems. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, changes in security processes and internal controls, cost overruns, implementation delays or errors and disruption of operations.
AI creates business, legal and ethical challenges.
We use AI as a tool designed to improve customer experience and operational efficiency. AI tools assist us in areas such as customer service, supply chain, personalization, coding, human resources queries, security, marketing and advertising. We include AI in our annual compliance training and maintain guidelines requiring internal review and approval for certain AI tools. Even with careful governance, use of AI can produce incorrect output, release private or confidential information, reflect biases, or violate intellectual property rights. These risks could have adverse business, legal or regulatory impact or harm our reputation.
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
Retail data frequently targeted by cybercriminals includes consumer credit card data, personally identifiable information, including social security numbers, and health care information. For retailers, point of sale and e-commerce websites are often attacked through compromised credentials, including those obtained through phishing, vishing and credential stuffing. Other methods of attack include advanced malware, the exploitation of software and operating vulnerabilities, and physical device tampering/skimming at card reader units. We believe these attack methods will continue to evolve. In addition, AI tools may provide hackers with more sophisticated methods of cyberattacks.

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
We source certain of our private label products from factories in China, Vietnam, India, Indonesia, Jordan and other countries. Since 2017, the U.S. and China have been engaged in a trade dispute that has involved a number of actions against China including the imposition of tariffs on Chinese imports; sanctions on Chinese military-industrial complex companies; stricter reviews of direct investments in the U.S. by Chinese companies; and detention by U.S. Customs of products made in Xinjiang involving alleged human rights violations, which have or may prompt countersanctions or other retaliatory actions from the Chinese government. In addition, differing policies on China–Taiwan and the Russia–Ukraine war have further strained relations between the countries. These geopolitical, trade and investment tensions have created additional uncertainty and increased risk in doing business in China, including potential supply disruptions and higher costs of our products sourced or imported from China.

On February 1, 2025, President Trump issued executive orders imposing a 25% tariff on products imported from Canada and Mexico (initially suspended for 30 days) and a 10% tariff on products imported from China, effective February 4, 2025. An additional 10% increase in the China tariffs became effective March 4, 2025. Tariffs on imports from Canada and Mexico became effective March 4, 2025, but were later subject to broad exemptions effective March 7, 2025. While previous tariffs on Chinese goods and modifications to trade agreements have not resulted in a material impact on our business, results of operations, and liquidity to date, these new tariffs or any additional actions, such as "reciprocal" tariffs on U.S. trading partners to address trade imbalances, could negatively impact our ability and the ability of our third-party vendors and suppliers to source products from foreign jurisdictions, which could lead to an increase in the cost of goods and adversely affect the Company's profitability. Tariffs passed on to consumers through higher prices can also negatively impact consumer confidence and discretionary spending.
We continue to evaluate the impact of currently effective tariffs, including potential future retaliatory tariffs, as well as other recent changes in foreign trade policy and the U.S. Administration on our supply chain, costs, sales and profitability, and are working through strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. At this time, it is unknown how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs will be imposed. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China, as well as general uncertainty in the tariff environment, could negatively impact our business, results of operations and liquidity if they seriously disrupt the movement of products through our supply chain or increase their cost.
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
Economic and civil unrest in areas of the world where we source products, as well as shipping and dockage issues, could adversely impact the availability or cost of our products, or both. Most of the Company's goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and are subject to potential disruption due to labor unrest or shortages, security issues or natural disasters affecting any or all of these ports. In addition, in recent years, we have increased the number and types of merchandise that are sold under the Company's proprietary brands. While we have focused on the quality of our private brand products, we rely on third-parties to manufacture these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may vary from expectations and standards, the products may not meet applicable regulatory requirements which may require us to recall these products, or the products may infringe upon the intellectual property rights of third-parties. We face challenges in seeking indemnities from manufacturers of these products, including the uncertainty of recovering on such indemnity.
We also face concerns relating to human rights, working conditions and other labor rights, and conditions and environmental impact in factories or countries where merchandise that we sell is produced, as well as concerns about transparent sourcing and supply chains. Although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to production of merchandise, doing business in foreign countries and importing merchandise, and to screen, train and monitor our private label vendors to confirm safe and ethical treatment of workers in our supply chain, there can be no assurance that our vendors and other third parties with whom we do business will not violate such laws and regulations or our policies, which could lead to reputational harm and could expose us to litigation, investigations, enforcement actions, monetary liability and additional costs that could adversely impact our reputation, results of operations and business.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. The FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank in March 2023, and JPMorgan Chase Bank assumed all deposits and substantially all assets of First Republic Bank in May 2023. The Company did not have any direct exposure to these banks. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments, or to draw on our existing lines of credit, may be threatened and could have a material adverse effect on our business and financial condition.
Our business could be materially adversely affected by extreme weather conditions, natural disasters or regional or global health pandemics.
Extreme weather conditions, including those that may be caused by climate change, in the areas in which our stores are located could negatively affect our business and results of operations. For example, frequent or unusually heavy snowfall, ice storms, rainstorms, wildfires or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could reduce demand for a portion of our inventory and thereby reduce our sales and profitability. In addition, extreme weather conditions could result in disruption or delay of production and delivery of materials and products in our supply chain and cause staffing shortages in our stores.
Natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could damage or destroy our facilities or make it difficult for customers to travel to our stores, thereby negatively affecting our business and results of operations.
The COVID-19 pandemic had a significant impact on the retail industry, including our business. Should we experience a regional or global pandemic or other public health crisis, including from a COVID-19 variant, influenza, Respiratory Syncytial Virus, other microorganism, infectious disease or other cause, it could have a significant negative impact on our business, financial condition, results of operations and cash flows.
Litigation, legislation, regulatory developments or non-compliance could adversely affect our business and results of operations.
We are subject to various federal, state and local laws, rules, regulations, inquiries and initiatives in connection with both our core business operations and our credit card and other ancillary operations (including the Credit Card Act of 2009 and the Home Owners' Loan Act of 1933). Recent and future developments relating to such matters could increase our compliance costs and adversely affect the profitability of our credit card and other operations. Our effective tax rate is impacted by a number of factors, including changes in federal or state tax law, interpretation of existing laws and the ability to defend and support the tax positions taken on historical tax returns. Certain changes in any of these factors could materially impact the Company's effective tax rate and net income. The Inflation Reduction Act, enacted on August 16, 2022, includes a number of provisions that may impact the Company, including a corporate alternative minimum tax on certain large corporations, incentives to address climate change mitigation and other non-income tax provisions, including an excise tax on the repurchase of our stock.

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
In addition, our business is subject to complex and rapidly evolving laws addressing data privacy and data protection and companies are under increased regulatory scrutiny with respect to these matters. The Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The interpretation and application of existing laws regarding data privacy and data protection are in flux and many states are considering new regulations in this area. Data privacy laws enacted in California, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia (as of June 2024) and other applicable U.S. privacy laws or new state or federal laws may limit our ability to collect and use data, require us to modify our data processing practices or result in the possibility of fines, litigation or orders which may have an adverse effect on our business and results of operations. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may also require us to incur substantial costs to reach compliance or change the manner in which we use data.
Climate Change-Related Risks
Climate change, or legal, regulatory, or market measures to address climate change, could adversely affect our business and results of operations.
We have identified certain climate change-related risks that have impacted or may in the future impact our business over the short-, medium- and long-term. The nature of these risks depends on both the physical aspects of climate change as well as legal, regulatory, and market requirements, pressure to reduce our carbon footprint and our ability to understand and respond to rapidly evolving developments. Climate change and related measures could have adverse impacts on the Company's business, financial condition and results of operations, including, but not limited to:
•Regulatory Risks. Macy’s, Inc. may be subject to more robust and nuanced compliance measures in any of the markets in which we operate, which may require us to gather new data and externally publish additional environmental information, creating incremental costs. This cost burden could also include potential penalties for noncompliance resulting from enforcement of regulatory requirements such as the SEC final climate disclosure rules (voluntarily stayed pending completion of judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit) and the new California climate laws, SB-253 (reporting of Scopes 1, 2 and 3 greenhouse gas emissions) and SB-261 (climate-related risk report). Macy’s, Inc. will incur costs to comply with these regulatory requirements, including environmental advisory/consulting services for emissions management and reporting.
As part of our Enterprise Risk Management process, Macy’s, Inc. currently monitors environmental and climate-related regulations at the state and federal level. We are focused on transparent reporting to demonstrate climate progress, build trust, and strengthen accountability. Measures include annual disclosure to CDP Climate Change survey and publishing a Corporate Responsibility Report that uses the Sustainability Accounting Standards Board (SASB) and the Task Force on Climate-related Financial Disclosures (TCFD) standards. Macy's, Inc. also regularly updates its macysinc.com/purpose website to reflect changes in initiatives, such as publishing a Corporate Responsibility Report and new and updated policies.
•Reputational Risk. Macy's, Inc. internal stakeholders (colleagues and members of the Board of Directors) or external stakeholders (investors, customers, advocacy groups) expressing concern through public platforms that increase colleague turnover, stall strategic direction and/or limit funding avenues, thereby reducing revenue, having negative impacts on workforce management and planning (such as colleague attraction and retention) or slowing/stopping investments.
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

We face increasing pressure to demonstrate our products are environmentally-friendly. Our efforts to mitigate that risk include using materials or processes that are third-party certified for environmentally-friendly attributes like OEKO-TEX® as well as U.S. Cotton Trust Protocol (USCTP) which provides traceable and preferred cotton. Macy's and Bloomingdale's have curated sitelets online to help strengthen Macy's, Inc.'s position of being identified as a responsible retailer, committed to climate-related and broader environmental topics. These mitigation efforts may not be successful.
•Acute Physical Risk. The Macy's, Inc. physical infrastructure and operations, which may be affected, damaged or interrupted by more frequent and severe weather events such as pluvial /fluvial/coastal flooding, tropical cyclone, drought, and wildfire. In addition to damaging physical infrastructure, such events may also impact our workforce and shopping accessibility. This includes the possibility of extreme weather events disrupting Macy's, Inc.'s infrastructure, resulting in increased insurance costs and capital expenditures. The Texas ice storms and coastal hurricanes are both acute physical risk events that have affected Macy’s, Inc. in the past and serve as proxies for other potential acute risks.
Macy’s, Inc. monitors weather and situational events, 24 hours a day, year around, for emerging trends that pose a potential threat to the normal operations and the well-being of customers, Company colleagues, and Company assets. Macy’s, Inc. takes proactive measures to mitigate potential physical risk in advance, such as monitoring weather, assembling preparedness and relief kits, and installing generators at store locations. The Company is also implementing projects, such as the Emergency Management Software Systems, to be aware of and prepared for climate-related risks and continuing to develop company-wide disaster response training in order to prepare employees and physical spaces for possible disasters most relevant to those locations.
•Chronic Physical Risk. The Macy's, Inc. physical infrastructure and operations, which may be affected, damaged or interrupted by intensifying temperatures and water scarcity. Increasing cooling costs, HVAC degradation and colleague productivity decreases are examples of potentially material long-term impacts associated with such chronic risks.
•Risk Related to Resource Use. There is increasing scrutiny on the use of resources, particularly energy sources and energy use. Pressure from regulators, consumers and other stakeholders to find alternatives and/or energy-efficient solutions to reduce our use of natural resources is escalating. Through memberships in industry groups such as Textile Exchange, we are working to reduce the environmental and social impact of apparel and footwear products around the world. Additionally, we have engaged World Wildlife Fund to help develop our water stewardship strategy within our private brand supply chain.
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
As of February 1, 2025, the aggregate principal amount of our total outstanding indebtedness was $2,779 million. Our level of indebtedness could have important consequences for the holders of our debt and equity securities. For example, it could:
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
We have established data security breach preparedness and response plans that are tested and practiced regularly and address a range of scenarios that include data breaches and ransomware attacks. We are subject to regular information technology and security audits by internal and external audit staff.
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
We engage independent third-party security partners to evaluate, measure, and assist in the development and continuous enhancement of our security program. This includes, but is not limited to, program reviews, compromise assessments, breach response planning, and tabletop exercises.
In the event we experience an actual or threatened cybersecurity incident or attack, our Security team will consult with a third-party security firm when appropriate, perform a root cause analysis and determine both how to address the threat and whether we could take additional steps to improve our security posture. In this regard prior cybersecurity incidents have informed changes to our processes to minimize vulnerabilities. As of the filing of this Annual Report on Form 10-K, we have not experienced a cybersecurity incident or attack, or any risk from cybersecurity threats, that has materially affected, or is reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, if as a result of any future attacks our information technology systems are significantly damaged, cease to function properly or are subject to a significant cybersecurity breach, we may suffer an interruption in our ability to manage and operate the business, and our business strategy, results of operations or financial condition could be adversely affected. For additional information about risks related to actual or threatened cybersecurity incidents, see “Information Security, Cybersecurity, Privacy and Data Management Risks” in the “Risk Factors” section of this Annual Report on Form 10-K.

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
Senior management, including the Chief Operating Officer/Chief Financial Officer, Chief Legal Officer, and Chief Information Officer are closely involved with our breach response plans and are a critical part of our decision-making process. These executives attend annual tabletop exercises on response processes and our playbook.
The Macy's, Inc. Security team is responsible for assessing and managing material risks from cybersecurity threats, including the prevention, mitigation, detection and remediation of cybersecurity incidents. The Macy's, Inc. Security team is comprised of security professionals with a variety of backgrounds, including former law enforcement, government and military.
Users with access to Company data and information technology assets are required to promptly report known or suspected security incidents. Our incident response process escalates reporting of cybersecurity incidents to senior management and disclosure controls and procedures are in place to review impact on the Company.
Our Chief Information Security Officer (CISO) leads our data protection programs. Our CISO is head of information security, privacy, IT risk, identity and access management and has 33 years with the Company in various roles of increasing responsibilities including Audit Assurance, Computer Operations, Networking and System platforms, including 14 years developing and managing the cybersecurity program. He holds a bachelor’s degree in computer science. The CISO provides cybersecurity updates at least three times per year to the Audit Committee and an annual review with the full Board of Directors.
Item 2.    Properties.
The properties of the Company consist primarily of stores and related facilities, including a logistics network. The Company also owns or leases other properties, including corporate office space in New York and other facilities at which centralized operational support functions are conducted.
As of February 1, 2025, the operations of the Company included 680 store locations in 43 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 100 million square feet. These locations consisted of 250 owned locations, 344 leased locations, 83 locations operated under arrangements where the Company owned the building and leased the land and three locations of partly owned and partly leased buildings. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 15 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company's real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.
The Company's operations were conducted through the following branded store locations as of February 1, 2025:

By Brand	Total	Owned	Leased	Subject to a Ground Lease	Partly Owned and Partly Leased
Macy's	450	238	132	77	3
Bloomingdale's	59	12	41	6	—
Bluemercury	171	—	171	—	—
	680	250	344	83	3

Store count activity for the 52 weeks ended February 1, 2025 was as follows:

Store count at beginning of fiscal year	718
Stores opened	32
Stores closed, consolidated into or relocated from existing centers (a)	(70)
Store count at end of fiscal year	680
(a)    Stores are removed from store count and identified as closed once closure activities begin.
Additional information about the Company's logistics network as of February 1, 2025 is as follows:

Location	Primary Function	Owned or Leased	Square Footage (thousands)
Bridgeton, MO	Stores	Leased	43
Cheshire, CT	Direct to customer	Leased	719
Chicago, IL	Stores	Owned	862
Columbus, OH	Stores	Leased	673
Dayton, OH	Stores	Leased	107
Denver, CO	Stores	Leased	20
Goodyear, AZ	Direct to customer	Owned	1,560
Hayward, CA	Stores	Owned	310
Joppa, MD	Stores	Owned	850
Lathrop, CA	Direct to customer	Leased	273
Kapolei, HI	Stores	Leased	260
Los Angeles, CA	Stores	Owned	1,529
Martinsburg, WV	Direct to customer	Owned	2,200
Miami, FL	Stores	Leased	535
Portland, TN	Direct to customer	Owned	1,455
Raritan, NJ	Stores	Owned	980
Sacramento, CA	Direct to customer	Leased	385
Secaucus, NJ	Stores	Leased	675
South Windsor, CT (b)	Stores	Owned	595
Stone Mountain, GA	Stores	Owned	920
Tomball, TX	Stores	Leased	902
Tukwila, WA	Stores	Leased	500
Tulsa, OK	Direct to customer	Owned	2,195
Youngstown, OH	Direct to customer	Owned	610
(b)     Location was sold and leased back by the Company on February 3, 2025.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's common stock is listed on the New York Stock Exchange under the trading symbol “M.” As of February 1, 2025, the Company had approximately 11,390 stockholders of record.
The declaration and payment of future dividends will be at the discretion of the Company's Board of Directors, are subject to restrictions under the Company's debt instruments and may be affected by various other factors, including the Company's earnings, financial condition and legal or contractual restrictions.
On February 22, 2022, the Company announced that its Board of Directors authorized a $2.0 billion share repurchase program, which does not have an expiration date. The Company may continue, discontinue or resume purchases of common stock under this or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice. During 2024, the Company did not repurchase any shares of its common stock on the open market. As of February 1, 2025, $1.4 billion remained available for repurchase under this authorization.
The following graph compares the cumulative total stockholder return on the Company's common stock with the Standard & Poor's 500 Composite Index and the Company's peer groups for the period from February 1, 2020 through February 1, 2025, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

Total Stockholder Return Performance
250
200
150
100
50
2/1/2020
1/30/2021
1/29/2022
1/28/2023
2/3/2024
2/1/2025
M
Peer group
S&P 500
S&P 500 Retail Select Index

The peer group comprised of companies within the S&P Retail Select Index is used by the Compensation and Management Development Committee of the Board of Directors for evaluating compensation related to the Company's performance-based restricted stock units. The Compensation and Management Development Committee of the Board of Directors also uses peer group comparisons and benchmarking and to assess and evaluate compensation for the Company's executive officers. The companies included in the peer group are Best Buy Co., Inc., Burlington Stores Inc., Dicks Sporting Goods, Inc., Dillard's, Inc., Dollar Tree, Inc., Foot Locker, Inc., Gap Inc., Kohl's Corporation, Lowe's Companies, Inc., Nordstrom, Inc., Ross Stores, Inc., Target Corporation, TJX Companies, Inc., Ulta Beauty, Inc., and Williams-Sonoma, Inc.
Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2024 compared to 2023 and 2022. The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended February 1, 2025 to February 3, 2024 and January 28, 2023. For a full discussion of changes from the fiscal year ended February 3, 2024 to the fiscal year ended January 28, 2023, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (filed March 22, 2024). This section also contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in "Risk Factors" and "Forward-Looking Statements."
Fiscal 2024 Overview and Company Strategy
On February 27, 2024, the Company announced its new three-year strategy, A Bold New Chapter, which firmly places energy and focus on the needs of our customer and is centered on an enhanced omni-channel shopping experience across all three of our nameplates. This strategy prioritizes improving the shopping environment and elevating the customer experience, while reallocating capital from underproductive Macy's stores to focus resources and investments on its go-forward enterprise. The Company viewed fiscal 2024 as a transition and investment year in its implementation of the three pillars within the A Bold New Chapter strategy, and has made progress as follows:
•Strengthen and Reimagine Macy's nameplate
◦Rationalize store base: The Company announced it had identified approximately 150 underproductive Macy's locations for closure (collectively, the "non-go-forward" locations). Closures are designed to allow for monetization of these non-go-forward locations and prioritization of investments in the approximately 350 remaining Macy's locations (collectively, the "go-forward" locations) where the Company believes it has the most opportunity to improve productivity. For the non-go-forward Macy's locations and distribution centers, the Company is thoughtfully and strategically approaching monetization to execute accretive transactions and is encouraged by the pace and quality of deal activity to date. As a result, the Company closed 64 underproductive locations in fiscal 2024 versus its original expectations of roughly 50.
◦Launch First 50 Locations: The First 50 locations are a key component of the A Bold New Chapter strategy. They served as pilots to test ideas with staffing initiatives, enhanced merchandising, visual presentation and eventing.
▪The First 50 achieved its fourth consecutive quarter of comparable sales growth led by ready-to-wear, beauty and women's shoes which outperformed the rest of the fleet by about 320 basis points. Since the Fall, the Company tested staffing in women's shoes and/or handbags in roughly 100 additional go-forward Macy's locations, and these locations continued to outperform locations without similar investments during 2024. Performance of both the First 50 and 100 test doors illustrate that when investments are made in the customer experience, the Company can grow sales.
◦Revitalize assortment: The merchandising team continued its assortment matrix evolution, including: ongoing private brand enhancements; adding more relevant national brands; scaling other brands to additional doors; and editing brands that no longer serve our customer.
◦Grow digital: Digital continues to serve as both a gateway to the Macy's nameplate and a source of commerce and omni engagement. Macy's improved its site navigation, search engine optimization and introduced a more competitive pricing algorithm and continues to focus on providing customers a better mobile experience.

•Accelerate luxury growth
◦Bloomingdale's: Bloomingdale's achieved the strongest fourth quarter comparable sales growth in its history, contributing to the strong fiscal 2024 comparable sales increase of 2.5%. The Company had an exclusive Wicked partnership in the fourth quarter, garnering roughly 15 billion media impressions, which was three times higher than last year’s Holiday marketing campaign. This partnership, along with the From Italy with Love store-wide campaign in the Fall, are prime examples of customers response to Bloomingdale's unique product curation. Two Bloomingdale's the Outlet locations and one Bloomie's location opened in 2024, bringing the total Bloomingdale's small format count to 27.
◦Bluemercury: Bluemercury achieved its 16th consecutive quarter and fourth consecutive year of comparable sales growth. It opened 17 new locations and completed seven remodels in fiscal 2024. In September, Bluemercury began its 25th anniversary celebration with a revamped website and the introduction of an updated store prototype. The new and remodeled stores elevate Bluemercury's service model and product mix curation.
•Simplify and modernize end-to-end operations
◦The Company is actively advancing on solutions to reduce organizational complexity and generate cost savings to fund growth investments. To achieve these goals, the Company is focused on outsourcing opportunities, process simplification, automation and applying emerging technologies, including predictive analytics, machine learning, and Artificial Intelligence ("AI") and Generative AI, into our business.
◦The Company is also phasing out legacy technology across the organization to deliver an improved customer experience. In fiscal 2024, the Company realized a 400 basis point increase to the percent of orders delivered in five days or less and shortened the amount of days between when an order is placed to when it is shipped by 1,100 basis points. Finally, it improved product availability by over 400 basis points.

Comparable sales highlights for 2024 versus 2023 related to components of the A Bold New Chapter strategy are as follows:
•Macy's, Inc. comparable sales were down 2.0% on an owned basis and down 0.9% on an owned-plus-licensed-plus-marketplace basis.
◦Macy's, Inc. go-forward business comparable sales, inclusive of go-forward locations and digital across nameplates, were down 1.7% on an owned basis and down 0.6% on an owned-plus-licensed-plus-marketplace basis.
•Company's nameplate highlights include:
◦Macy's comparable sales were down 2.6% on an owned basis and down 1.6% on an owned-plus-licensed-plus-marketplace basis. Macy's go-forward business comparable sales, inclusive of Macy’s go-forward locations and digital, were down 2.4% on an owned basis and down 1.3% on an owned-plus-licensed-plus-marketplace basis.
•First 50 locations comparable sales, included within go-forward locations comparable sales, were up 1.6% on an owned basis and up 1.8% on an owned-plus-licensed basis.
◦Bloomingdale's comparable sales were up 1.7% on an owned basis and up 2.5% on an owned-plus-licensed-plus-marketplace basis.
◦Bluemercury comparable sales were up 4.0% on an owned basis.
See pages 29 to 31 for reconciliations of the non-GAAP financial measures presented above to the most comparable U.S. generally accepted accounting principles (GAAP) financial measures and other important information.

Analysis of Results of Operations

	2024			2023			2022
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$22,293			$23,092			$24,442
Other revenue	713	3.2%		774	3.4%		1,007	4.1%
Total revenue	23,006			23,866			25,449
Cost of sales	(13,740)	(61.6)%		(14,224)	(61.6)%		(15,347)	(62.8)%
Selling, general and administrative expenses	(8,330)		(36.2)%	(8,375)		(35.1)%	(8,461)		(33.2)%
Gains on sale of real estate	144		0.6%	61		0.3%	89		0.3%
Impairment, restructuring and other costs	(171)		(0.7)%	(1,027)		(4.3)%	(41)		(0.2)%
Operating income	$909		4.0%	$301		1.3%	$1,689		6.6%

Net Income	$582			$45			$1,146

Diluted earnings per share	$2.07			$0.16			$4.08

Supplemental Financial Measure
Gross margin	$8,553	38.4%		$8,868	38.4%		$9,095	37.2%
Digital sales as a percent of net sales	33%			33%			33%
Increase (decrease) in comparable sales	(2.0)%			(6.9)%			0.3%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an owned-plus-licensed-plus-marketplace basis	(0.9)%			(6.0)%			0.6%
Adjusted diluted earnings per share	$2.64			$3.28			$4.36
EBITDA	$1,760			$1,075			$2,527
Adjusted EBITDA	$1,977			$2,236			$2,607
See pages 29 to 31 for reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Comparison of 2024 and 2023

	2024	2023
Net sales	$22,293	$23,092
Change in comparable sales	(2.0)%	(6.9)%
Change in comparable sales on an owned plus licensed plus marketplace basis	(0.9)%	(6.0)%
Digital sales as a percent of net sales	33%	33%
Net sales for 2024 were down $799 million, or 3.5%, compared to 2023. Net sales were impacted by ongoing macroeconomic conditions as well as the occurrence of a 53rd week in 2023, which contributed $252 million to 2023. Comparable sales on an owned-plus-licensed-plus-marketplace basis decreased 0.9%. Comparable sales growth at Macy’s First 50 locations, Bloomingdale’s, and Bluemercury was offset primarily by weakness in Macy’s non-First 50 locations and the digital channel.

	2024		2023
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$537	2.4%	$619	2.7%
Macy's Media Network, net	176	0.8%	155	0.7%
Other revenue	$713	3.2%	$774	3.4%

Proprietary credit card sales penetration	41.6%		42.9%
The decrease in other revenues from 2023 to 2024 was driven by a $82 million, or 13% decrease, in credit card revenues. This decrease was primarily driven by higher net credit losses as compared to 2023. Macy Media Network grew $21 million, or 14% from 2023 due to increased vendor engagement and higher advertiser and campaign counts.

	2024	2023
Cost of sales	$(13,740)	$(14,224)
As a percent to net sales	61.6%	61.6%
Gross margin	$8,553	$8,868
As a percent to net sales	38.4%	38.4%
Gross margin rate remained flat from 2023 to 2024. Merchandise margin1 declined 10 basis points from 2023 to 2024, primarily due to product mix and the impact from the conversion to cost accounting which were partially offset by favorable shortage due to the Company's asset protection work and liquidations.

	2024	2023
SG&A expenses	$(8,330)	$(8,375)
As a percent to total revenue	36.2%	35.1%
SG&A expenses decreased $45 million, or 1%, from 2023 to 2024 due to the Company's cost controls while it also protected customer-facing investments, particularly in the First 50 locations. The increase in SG&A expense as a percent to total revenue in 2024 was driven by the decline in total revenue compared to 2023.

	2024	2023
Gains on sale of real estate	$144	$61
Asset sale gains in 2024 relate to the monetization of non-go-forward assets as part of the Company’s Bold New Chapter strategy while 2023 asset sale gains primarily relate to the sale of a distribution center and other properties.
1 Merchandise margin is defined as net sales less cost of sales less net delivery expense.

	2024	2023
Impairment, restructuring and other costs	$(171)	$(1,027)
The $171 million and $1.0 billion of impairment, restructuring and other costs recognized in 2024 and 2023, respectively, primarily relate to actions that align with the Company's A Bold New Chapter strategy. The primary costs consist of $88 million and $957 million non-cash asset impairment charges and $44 million and $55 million of restructuring charges recognized in 2024 and 2023, respectively. The impairment charges recognized in fiscal 2024 and 2023 primarily relate to the approximately 150 locations planned for closure as part of the A Bold New Chapter Strategy and the remaining amount is associated with corporate and other assets. The restructuring charges recognized in fiscal 2024 and 2023 consisted primarily of cash expenditures related to employee termination and severance charges.

	2024	2023
Benefit plan income, net	$16	$11
The Company recorded non-cash net benefit plan income related to the Company's defined benefit plans. This income includes the net amount of interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses. The increase in benefit plan income from 2023 to 2024 was mainly driven by an increase in discount rates as a result of market conditions.

	2024	2023
Settlement charges	$(46)	$(134)
Settlement charges in 2024 were primarily related to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit retirement plans as the result of lump sum distributions associated with retiree distribution elections. Settlement charges in 2023 were higher than 2024 as they primarily related to the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company, which occurred in the second quarter of 2023.

	2024	2023
Net interest expense	$(115)	$(135)
The 15% decrease in net interest expense, excluding losses on early retirement of debt, from 2023 to 2024 was primarily driven by an increase in interest income on investments.

	2024	2023
Effective tax rate	23.7%	(4.7)%
Federal income statutory rate	21%	21%
In 2024, income tax expense of $181 million, or 23.7% of pretax income, reflects a different effective tax rate as compared to the Company's federal income tax statutory rate of 21% driven primarily by the impact of state and local taxes. In 2023, income tax benefit of $2 million, or 4.7% of pretax income, reflects a different effective tax rate as compared to the company's federal income tax statutory rate of 21% driven primarily by the reduced pretax income as a result of the impairment charges and state and local taxes.
Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the asset-based credit facility described below. Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, lease obligations, merchandise purchase obligations, retirement plan benefits, and self-insurance reserves. See Notes 4, 6 and 9 to the Consolidated Financial Statements included in Item 8 of this Report for amounts outstanding on February 1, 2025, related to leases, debt, and retirement plans, respectively. Merchandise purchase obligations represent future merchandise payables for inventory purchased from various suppliers through contractual arrangements and are expected to be funded through cash from operations.
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
The Company ended the year with a cash and cash equivalents balance of $1,306 million, an increase from $1,034 million in 2023. Also, the Company is party to the ABL Credit Facility with certain financial institutions providing for a $3,000 million Revolving ABL Facility. As of February 1, 2025, borrowing capacity of the ABL Credit Facility was $2,856 million, which reflects a $144 million reduction due to standby letters of credit outstanding and borrowing availability was $2,459 million, which considers a further $397 million reduction due to inventory levels and its impact on the ABL borrowing base.

	2024	2023	2022
Net cash provided by operating activities	$1,278	$1,305	$1,615
Net cash used by investing activities	(592)	(913)	(1,169)
Net cash used by financing activities	(413)	(220)	(1,296)
Operating Activities
Net cash provided by operating activities was $1,278 million in 2024 compared to $1,305 million in 2023. The decrease was primarily driven by lower earnings after excluding the non-cash adjustments, partially offset by working capital changes.
The Company's future material contractual obligations and commitments as it relates to operating activities as of February 1, 2025 are approximately $6.3 billion of operating lease obligations primarily due after 2029 and $2.9 billion of other obligations, the majority consisting of merchandise purchase obligations due in less than one year. Note 4 and Note 14 to the Financial Statements provide additional information on operating leases and other obligations, respectively.
Investing Activities
The Company's 2024 capital expenditures were $882 million, mainly driven by digital and technology investments as well as omni-channel capabilities. The Company also opened 32 new stores in 2024 across nameplates and formats and continued to invest in its current stores. The net cash used by investing activities were offset by $283 million of net proceeds from the disposition of assets.
The Company expects capital expenditures to be approximately $800 million during 2025. The Company's spend will be primarily focused on initiatives that will continue to support the A Bold New Chapter, including digital and technology investments, investments in our remaining go-forward locations, small format store openings and omni-channel capabilities. These expenditures are expected to be financed with cash from operations and existing cash and cash equivalents. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of capital expenditure needs or based on the current economic environment.
Financing Activities
Dividends
The Company paid dividends totaling $192 million in 2024 and $181 million in 2023. The Board of Directors declared regular quarterly dividends of 17.37 cents per share on the Company's common stock, paid on April 1, 2024, July 1, 2024, October 1, 2024 and January 2, 2025, to Macy's, Inc. shareholders of record at the close of business on March 15, 2024, June 14, 2024, September 13, 2024 and December 13, 2024, respectively.
On February 28, 2025, the Company's Board of Directors declared a regular quarterly dividend of 18.24 cents per share on its common stock, payable April 1, 2025, to shareholders of record at the close of business on March 14, 2025. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.
Stock Repurchases
On February 22, 2022, the Company announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. During 2024, the Company did not repurchase any shares of its common stock on the open market. During 2023, the Company repurchased 1.4 million shares of its common stock at an average cost of $17.57 per share for $25 million. As of February 1, 2025, $1.4 billion remained available under the authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.

Debt Transactions
The Company completed the following debt transactions in 2024:
•On September 18, 2024, the Company completed a tender offer in which $221 million of certain senior notes and debentures were tendered for early settlement. The total cash cost for the tender offer was $225 million and was funded using cash on hand.
•The Company borrowed and repaid $301 million under the ABL Credit Facility in 2024. The Company had no outstanding borrowings under the ABL Credit Facility as of February 1, 2025.
At February 1, 2025, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $2,235 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest if there is both a change of control (as defined in the applicable indenture) of the Company and the notes are rated by specified rating agencies at a level below investment grade.
The Company's future contractual obligations and commitments as it relates to financing activities as of February 1, 2025 are $2.8 billion of long-term debt obligations, including the current portion of long-term debt of $6 million, and $1.4 billion of related interest, $144 million of standby letters of credit and $23 million of finance lease obligations. Note 6 and Note 4 to the Financial Statements provide additional information on debt and finance leases, respectively.
As of February 1, 2025, the Company's credit rating and outlook were as described in the table below:

	Moody's	Standard & Poor's	Fitch
Long-term debt	Ba1	BB+	BBB-
Outlook	Stable	Stable	Stable
The Company may at any time and from time to time purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness pursuant to the terms of such indebtedness, in open market or negotiated transactions, via tender offer or otherwise, including through the incurrence of new indebtedness, as the Company considers appropriate in light of market conditions and other relevant factors.
Guarantor Summarized Financial Information
The Company has senior unsecured notes and senior unsecured debentures (collectively the Unsecured Notes) outstanding with an aggregate principal amount of $2,785 million outstanding as of February 1, 2025, with maturities ranging from 2025 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC (MRH, or Subsidiary Issuer), a 100%-owned subsidiary of Macy's, Inc. (Parent together with the Subsidiary Issuer are the Obligor Group), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior unsecured obligations, senior to any of the Company's future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company's subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company's secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantee are effectively subordinated to all of the Subsidiary Issuer's and Parent and their subsidiaries' existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $9,905 million as of February 1, 2025 have been excluded from the Summarized Balance Sheets. Equity in the earnings of non-Guarantor subsidiaries of $1,689 million have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

Summarized Balance Sheet

February 1, 2025
(in millions)
ASSETS
Current Assets	$1,160
Noncurrent Assets	5,727

LIABILITIES
Current Liabilities	$1,744
Noncurrent Liabilities (a)	6,493
a)Includes net amounts due to non-Guarantor subsidiaries of $1 million
Summarized Statement of Operations

2024
(in millions)
Net Sales	$908
Consignment commission income (a)	3,452
Other revenue	163
Cost of sales	(418)
Operating loss	(1,212)
Loss before income taxes (b)	(731)
Net loss	(357)
a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary
b)Includes $750 million of dividend income from non-Guarantor subsidiaries

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

	Fiscal 2024 vs. Fiscal 2023	Fiscal 2023 vs. Fiscal 2022	Fiscal 2022 vs. Fiscal 2021
	Macy's, Inc.
Increase (decrease) in comparable sales on an owned basis (Note 1)	(2.0)%	(6.9)%	0.3%
Impact of growth in comparable sales of departments licensed to third parties (Note 2)	1.1%	0.9%	0.3%
Increase (decrease) in comparable sales on an owned-plus-licensed-plus-marketplace basis	(0.9)%	(6.0)%	0.6%

	52 Weeks Ended February 1, 2025
	Macy's	Bloomingdale's	Bluemercury
Increase (decrease) in comparable sales on an owned basis (Note 1)	(2.6)%	1.7%	4.0%
Impact of departments licensed to third parties and marketplace sales (Note 2)	1.0%	0.8%	—%
Increase (decrease) in comparable sales on an owned-plus-licensed-plus-marketplace basis	(1.6)%	2.5%	4.0%

	52 Weeks Ended February 1, 2025
	Macy's, Inc. go forward business	Macy's go-forward business	Macy's First 50 locations
Increase (decrease) in comparable sales on an owned basis (Note 1)	(1.7)%	(2.4)%	1.6%
Impact of departments licensed to third parties (Note 2)	1.1%	1.1%	0.2%
Increase (decrease) in comparable sales on an owned-plus-licensed basis	(0.6)%	(1.3)%	1.8%
(1)Represents the period-to-period percentage change in net sales from stores in operation for one full fiscal year presented and the immediately preceding year, adjusting for the 53rd week in fiscal 2023. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties and marketplace. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.
(2)Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and all online sales, including marketplace sales, adjusting for the 53rd week in fiscal 2023, in the calculation of comparable sales. Macy’s and Bloomingdale’s license third parties to operate certain departments in its stores and online and receive commissions from these third parties based on a percentage of their net sales, while Bluemercury does not participate in licensed or Marketplace businesses. In its financial statements prepared in conformity with GAAP, the company includes these commissions (rather than sales of the departments licensed to third parties and Marketplace) in its net sales. The company does not, however, include any amounts in respect of licensed department or Marketplace sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP (i.e., on an owned basis). The amounts of commissions earned on sales of departments licensed to third parties and from the digital Marketplace are not material to its net sales for the periods presented.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income to GAAP net income and adjusted diluted earnings per share to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	2024		2023		2022
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share data)
As reported	$582	$2.07	$45	$0.16	$1,146	$4.08
Impairment, restructuring and other costs	171	0.61	1,027	3.69	41	0.15
Settlement charges	46	0.16	134	0.48	39	0.14
Losses on early retirement of debt	1	—	—	—	31	0.11
Income tax impact of certain items identified above	(55)	(0.20)	(293)	(1.05)	(29)	(0.12)
As adjusted	$745	$2.64	$913	$3.28	$1,228	$4.36

EBITDA and Adjusted EBITDA
The following is a tabular reconciliation of the non-GAAP financial measure EBITDA and Adjusted EBITDA to GAAP net income, which the Company believes to be the most comparable GAAP measure.

	2024	2023	2022
	(millions)
Net income	$582	$45	$1,146
Interest expense - net	115	135	162
Losses on early retirement of debt	1	—	31
Federal, state and local income tax expense (benefit)	181	(2)	331
Depreciation and amortization	881	897	857
EBITDA	$1,760	$1,075	$2,527
Impairment, restructuring and other costs	171	1,027	41
Settlement charges	46	134	39
Adjusted EBITDA	$1,977	$2,236	$2,607
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
Long-Lived Asset Impairment and Restructuring Charges
The carrying values of long-lived assets, inclusive of right of use (ROU) assets, are periodically reviewed by the Company whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as historical operating losses or plans to close stores before the end of their previously estimated useful lives. Additionally, on an annual basis, the recoverability of the carrying values of individual stores is evaluated. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. In both fiscal 2024 and fiscal 2023, the Company determined impairment charges were necessary for certain of its long-lived assets as disclosed further in Note 3. If estimated cash flows significantly differ in the future, the Company may be required to record additional asset impairment write-downs.
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
Goodwill and Intangible Assets
The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually, as of the end of fiscal May, or more frequently if an event occurs or circumstances change, for possible impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other. For impairment testing, goodwill has been assigned to reporting units which consist of the Company's retail operating divisions. Macy's and Bluemercury are the only reporting units with goodwill as of February 1, 2025, and 98% of the Company's goodwill is allocated to the Macy's reporting unit.
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
For the Company's annual impairment assessment as of the end of fiscal May 2024 and 2023, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and goodwill and intangible assets with indefinite lives were not impaired.
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
The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2024 and 2023. As of the date of this report, the Company does not anticipate making funding contributions to the Pension Plan in 2025.

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
The Company's assumed annual long-term rate of return for the Pension Plan's assets was 5.30% for 2024 and 2023 and 4.60% for 2022 based on expected future returns on the portfolio of assets. As of February 1, 2025, the Company increased the assumed annual long-term rate of return for the Pension Plan's assets to 5.50% based on expected future returns on the portfolio of assets. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return assumption on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2025 pension expense by approximately $5 million.
The Company discounted its future pension obligations using a weighted-average rate of 5.52% at February 1, 2025 and 5.06% at February 3, 2024 for the Pension Plan and 5.54% at February 1, 2025 and 5.08% at February 3, 2024 for the SERP. The discount rate used to determine the present value of the Company's Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. As the discount rate is reduced or increased, the pension liability would increase or decrease, respectively, and future pension expense would decrease or increase, respectively. Lowering the discount rates by 0.25% would increase the projected benefit obligations at February 1, 2025 by approximately $33 million and would decrease estimated 2025 pension expense by approximately $1 million. Increasing the discount rates by 0.25% would decrease the projected benefit obligations at February 1, 2025 by approximately $31 million and would increase estimated 2025 pension expense by approximately $1 million.
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
The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6, Financing, to the Consolidated Financial Statements and funding activities of its credit card portfolio, which are described in Note 2, Revenue, to the Consolidated Financial Statements. All of the Company's borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At February 1, 2025, the Company was not a party to any derivative financial instruments and based on the Company's lack of market risk sensitive instruments outstanding at February 1, 2025, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations or cash flows as of such date.

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
The Consolidated Financial Statements of the Company have been audited by KPMG LLP. Their report expresses their opinion as to the fair presentation, in all material respects, of the Consolidated Financial Statements and is based upon their independent audits.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Macy's, Inc. and subsidiaries (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for inventory valuation from the last-in, first-out (LIFO) retail inventory method to the LIFO cost method as of February 4, 2024.

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

Sufficiency of audit evidence over merchandise inventories
As discussed in Note 1 to the consolidated financial statements, beginning in fiscal 2024 merchandise inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) cost method. The Company’s merchandise inventories were $4,468 million as of February 1, 2025.

We identified the sufficiency of audit evidence over merchandise inventories as a critical audit matter. Subjective auditor judgment was required to evaluate the sufficiency of audit evidence obtained primarily due to the highly automated nature of the process to record merchandise inventories that involves interfacing significant volumes of data across multiple IT systems. IT professionals with specialized skills and knowledge were required to assess the Company’s IT systems used in the merchandise inventories process.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over merchandise inventories, including the IT systems. We evaluated the design and tested the operating effectiveness of certain internal controls related to the merchandise inventories process. We involved IT professionals with specialized skills and knowledge who assisted in identifying IT systems and testing certain IT dependent controls, application controls, general IT controls, and interface controls over the data transfers between systems used by the Company for tracking and recording merchandise inventories. On a sample basis, we tested certain inputs used in the tracking and recording of merchandise inventories by comparing inventory transactions to vendor invoices or cash payments. For a selection of locations, we performed inventory count procedures. We assessed the sufficiency of audit evidence obtained related to merchandise inventories by evaluating the cumulative results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 1988.

Cincinnati, Ohio
March 21, 2025

MACY'S, INC. CONSOLIDATED STATEMENTS OF INCOME (millions, except per share data)

	2024	2023	2022
Net sales	$22,293	$23,092	$24,442
Other revenue	713	774	1,007
Total revenue	23,006	23,866	25,449

Cost of sales	(13,740)	(14,224)	(15,347)
Selling, general and administrative expenses	(8,330)	(8,375)	(8,461)
Gains on sale of real estate	144	61	89
Impairment, restructuring and other costs	(171)	(1,027)	(41)
Operating income	909	301	1,689
Benefit plan income, net	16	11	20
Settlement charges	(46)	(134)	(39)
Interest expense, net	(115)	(135)	(162)
Losses on early retirement of debt	(1)	—	(31)
Income before income taxes	763	43	1,477
Federal, state and local income tax (expense) benefit	(181)	2	(331)
Net income	$582	$45	$1,146
Basic earnings per share	$2.10	$0.16	$4.17
Diluted earnings per share	$2.07	$0.16	$4.08
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (millions)

	2024	2023	2022
Net income	$582	$45	$1,146
Other comprehensive income, net of taxes:
Net actuarial gain (loss) and prior service credit on post employment and postretirement benefit plans, net of tax effect of $5 million, $7 million and $(12) million	12	19	(38)
Reclassifications to net income:
Net actuarial loss and prior service cost on post employment and postretirement benefit plans, net of tax effect of $1 million, $1 million and $4 million	1	3	13
Settlement charges, net of tax effect of $12 million, $34 million and $10 million	34	100	29
Total other comprehensive income	47	122	4
Comprehensive income	$629	$167	$1,150
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC. CONSOLIDATED BALANCE SHEETS (millions)

	February 1, 2025	February 3, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,306	$1,034
Receivables	303	293
Merchandise inventories	4,468	4,361
Prepaid expenses and other current assets	385	401
Income taxes receivable	17	—
Total Current Assets	6,479	6,089
Property and Equipment – net	5,070	5,308
Right of Use Assets	2,243	2,305
Goodwill	828	828
Other Intangible Assets – net	425	430
Other Assets	1,357	1,286
Total Assets	$16,402	$16,246
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$6	$—
Merchandise accounts payable	1,893	1,913
Accounts payable and accrued liabilities	2,625	2,571
Income taxes payable	—	48
Total Current Liabilities	4,524	4,532
Long-Term Debt	2,773	2,998
Long-Term Lease Liabilities	2,927	2,986
Deferred Income Taxes	724	745
Other Liabilities	902	950
Shareholders’ Equity:
Common stock (277.7 and 274.2 shares outstanding)	3	3
Additional paid-in capital	300	352
Accumulated equity	6,499	6,088
Treasury stock	(1,801)	(1,912)
Accumulated other comprehensive loss	(449)	(496)
Total Shareholders' Equity	4,552	4,035
Total Liabilities and Shareholders’ Equity	$16,402	$16,246
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 29, 2022	$3	$517	$5,257	$(1,545)	$(622)	$3,610
Net income			1,146			1,146
Other comprehensive income					4	4
Common stock dividends ($0.63 per share)		4	(177)			(173)
Stock repurchases				(601)		(601)
Stock-based compensation expense		54				54
Stock issued under stock plans		(108)		108
Balance at January 28, 2023	3	467	6,226	(2,038)	(618)	4,040
Net income			45			45
Other comprehensive income					122	122
Common stock dividends ($0.66 per share)		2	(183)			(181)
Stock repurchases				(38)		(38)
Stock-based compensation expense		47				47
Stock issued under stock plans		(164)		164		—
Balance at February 3, 2024	3	352	6,088	(1,912)	(496)	4,035
Net income			582			582
Other comprehensive income					47	47
Common stock dividends ($0.69 per share)		2	(194)			(192)
Stock repurchases				(1)		(1)
Stock-based compensation expense		58				58
Stock issued under stock plans		(112)		112		—
Cumulative-effect adjustment (a)			23			23
Balance at February 1, 2025	$3	$300	$6,499	$(1,801)	$(449)	$4,552
(a) Represents the cumulative-effect adjustment for the change in inventory valuation method.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)

	2024	2023	2022
Cash flows from operating activities:
Net income	$582	$45	$1,146
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	171	1,027	41
Settlement charges	46	134	39
Depreciation and amortization	881	897	857
Benefit plans	2	4	17
Stock-based compensation expense	58	47	54
Gains on sale of real estate	(144)	(61)	(89)
Deferred income taxes	(52)	(244)	(38)
Amortization of financing costs and premium on acquired debt	11	10	11
Changes in assets and liabilities:
Decrease (increase) in receivables	2	7	(3)
(Increase) decrease in merchandise inventories	(51)	(99)	116
Decrease (increase) in prepaid expenses and other current assets	11	18	(66)
Decrease in merchandise accounts payable	(11)	(113)	(129)
Decrease in accounts payable and accrued liabilities	(49)	(266)	(133)
(Decrease) increase in current income taxes	(69)	3	(85)
Change in other assets and liabilities	(110)	(104)	(123)
Net cash provided by operating activities	1,278	1,305	1,615
Cash flows from investing activities:
Purchase of property and equipment	(518)	(631)	(888)
Capitalized software	(364)	(362)	(407)
Proceeds from disposition of assets, net	283	86	137
Other, net	7	(6)	(11)
Net cash used by investing activities	(592)	(913)	(1,169)
Cash flows from financing activities:
Debt issued	301	961	2,809
Debt issuance costs	(1)	(1)	(21)
Debt repaid	(524)	(963)	(3,100)
Debt repurchase premium and expenses	1	—	(29)
Dividends paid	(192)	(181)	(173)
Increase (decrease) in outstanding checks	3	2	(181)
Acquisition of treasury stock	(1)	(38)	(601)
Net cash used by financing activities	(413)	(220)	(1,296)
Net increase (decrease) in cash, cash equivalents and restricted cash	273	172	(850)
Cash, cash equivalents and restricted cash beginning of period	1,037	865	1,715
Cash, cash equivalents and restricted cash end of period	$1,310	$1,037	$865
Supplemental cash flow information:
Interest paid	$155	$157	$188
Interest received	40	38	9
Income taxes paid, net	304	240	455
Restricted cash, end of period	4	3	3

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the Company), is an omni-channel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of February 1, 2025, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury, which are aggregated into one reporting segment. The metrics used by management to assess the performance of the Company's operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company's operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years 2024, 2023 and 2022 ended on February 1, 2025, February 3, 2024 and January 28, 2023, respectively. Fiscal year 2024 included 52 weeks, fiscal year 2023 included 53 weeks and fiscal year 2022 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.
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
Revision of Consolidated Financial Statements for the Correction of Immaterial Misstatements
As a result of the immaterial misstatements related to delivery expense, a component of cost of sales, disclosed within the Company's Form 10-Q filed on December 12, 2024, the Company made revisions to its historical Consolidated Financial Statements and related notes to the Consolidated Financial Statements that were impacted by this misstatement to properly report delivery expense, the related accrual and tax effects.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash and Cash Equivalents
Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $109 million at February 1, 2025 and $102 million at February 3, 2024.
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
Receivables
Receivables were $303 million as of February 1, 2025, compared to $293 million as of February 3, 2024.
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
Merchandise Inventories
On February 4, 2024, the Company changed its inventory valuation method. Previously, merchandise inventories were principally valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method (RIM). Commencing in fiscal 2024, inventories are valued at the lower of cost or market using the LIFO cost method and as such are not directly comparable to the prior year. The LIFO cost method is preferable compared to LIFO RIM because it improves the cost accuracy and transparency of inventory at the unit level and better allows the organization to evaluate selling margin realized on each sale. Additionally, it is consistent with the practices of many other retailers, improving comparability. Reported results for periods prior to fiscal year 2024 have not been restated due to impracticability as the Company's systems did not capture historical period-specific information necessary to value the inventory under the cost method. The impact of the change in accounting method had an immaterial effect on the Consolidated Financial Statements as of February 4, 2024.
Under the LIFO cost method, the item-cost method is used to determine inventory cost before the application of any LIFO adjustment, as necessary. This method involves assigning costs to each item individually based on the actual purchase cost of that item. The Company continuously monitors whether the carrying cost of inventory exceeds its market value. Excess inventories may be disposed of through the normal course of business. The Company writes down the carrying value of inventories that are not expected to be sold at or above cost based on historical results. The application of the LIFO cost inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2024.
Prior to February 4, 2024, merchandise inventories were valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and its cost value is derived from the current retail selling value. Inventory retail values were converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the annual purchase activity. At February 3, 2024, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2023 or 2022.
Vendor Allowances
The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are recognized when earned. The Company also receives advertising allowances pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors' merchandise and are netted against advertising and promotional costs when the related costs are incurred. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs and, ultimately, through cost of sales when the merchandise is sold.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advertising
Advertising and promotional costs are generally expensed at first showing. Advertising and promotional costs and cooperative advertising allowances were as follows:

	2024	2023	2022
	(millions)
Gross advertising and promotional costs	$1,213	$1,210	$1,265
Cooperative advertising allowances	111	103	102
Advertising and promotional costs, net of cooperative advertising allowances	$1,102	$1,107	$1,163
Net sales	$22,293	$23,092	$24,442
Advertising and promotional costs, net of cooperative advertising allowances, as a percent to net sales	4.9%	4.8%	4.8%
Property and Equipment
Depreciation of owned properties is provided primarily on a straight-line basis over the estimated asset lives, which range from 15 to 50 years for buildings and building equipment and three to 15 years for fixtures and equipment. Real estate taxes and interest on construction in progress and land under development are capitalized. Amounts capitalized are amortized over the estimated lives of the related depreciable assets. The Company receives contributions from developers and merchandise vendors to fund building improvements and the construction of vendor shops. Such contributions are generally netted against the capital expenditures.
Buildings on leased land and leasehold improvements are amortized over the shorter of their economic lives or the lease term, beginning on the date the asset is put into use.
The carrying value of long-lived assets, inclusive of ROU assets, is periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred. Refer to Note 3 herein for further detail. For long-lived assets held for use, a potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. In both fiscal 2024 and fiscal 2023, the Company determined impairment charges were necessary for certain of its long-lived assets as disclosed further in Note 3. If estimated cash flows significantly differ in the future, the Company may be required to record additional asset impairment write-downs.
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
Leases
Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases. ROU assets are tested for impairment in the same manner as long-lived assets. Certain of the Company's real estate leases have terms that extend for a significant number of years and provide for rental rates that increase, in which case the lease expense is recognized on a straight-line basis, or decrease over time. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods, termination options and purchase options. Lease agreements with lease and non-lease components are combined as a single lease component for all classes of underlying assets.

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
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for 2024, 2023 and 2022 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Operations. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost and are included in benefit plan income, net on the Consolidated Statements of Operations.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. Most notable, registrants will be required to disclose: (1) significant segment expenses regularly provided to the Chief Operating Decisions Maker ("CODM") and included within the reported measure(s) of a segment's profit or loss, (2) the amount and composition of other segment items, (3) how the CODM uses the reported measure(s) of a segment's profit or loss to assess segment performance and decide how to allocate resources, (4) on an interim basis, all segment profit or loss and asset disclosures currently required annually by Topic 280, as well as those introduced by the ASU, and (5) the CODM's title and position. The Company adopted ASU 2023-07 in the fourth quarter of fiscal 2024. See Note 16, Segments, in the notes to the Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09). The amendments in this update enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregation by jurisdiction. These amendments allow investors to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affects its income tax rate and prospects for future cash flows. ASU 2023-09 is effective for the Company beginning in the fiscal year ending January 31, 2026. The Company is currently evaluating the impacts of the adoption of ASU 2023-09 on the notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the Consolidated Financial Statements. ASU 2024-03 is effective for the Company beginning in the fiscal year ending January 29, 2028. The Company is currently evaluating the impacts of the adoption of ASU 2024-03 on the notes to the Consolidated Financial Statements.
2.    Revenue
Net sales
Net sales, which mainly consists of retail sales but also includes merchandise returns, gift cards and loyalty programs, represented 97% of total revenue for both 2024 and 2023, and 96% of total revenue for 2022. Other revenue generating activities consist of credit card revenues as well as Macy's Media Network.

Net sales by family of business	2024	2023	2022
	(millions)
Women’s Accessories, Shoes, Cosmetics and Fragrances	$9,333	$9,520	$9,597
Women’s Apparel	4,826	4,861	5,349
Men’s and Kids’	4,753	4,918	5,297
Home/Other (a)	3,381	3,793	4,199
Total Net Sales	22,293	23,092	24,442

Credit card revenues, net	537	619	863
Macy's Media Network revenue, net (b)	176	155	144
Other Revenue	713	774	1,007

Total Revenue	$23,006	$23,866	$25,449
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network ("MMN") is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.
Macy's accounted for approximately 85%, 86%, and 87% of the Company's net sales for 2024, 2023 and 2022, respectively. In addition, digital sales accounted for approximately 33% of net sales in each of 2024, 2023, and 2022.
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
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $114 million as of February 1, 2025 and $136 million as of February 3, 2024. Included in prepaid expenses and other current assets is an asset totaling $72 million as of February 1, 2025 and $83 million as of February 3, 2024, for the recoverable cost of merchandise estimated to be returned by customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gift Cards and Customer Loyalty Programs
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $353 million as of February 1, 2025, and $384 million as of February 3, 2024. There were no material changes to the Company's breakage rate estimates in 2024 or 2023. Changes in the liability for unredeemed gift cards and customer loyalty programs are as follows:

	2024	2023	2022
	(millions)
Balance, beginning of year	$384	$399	$481
Liabilities issued but not redeemed (a)	287	326	324
Revenue recognized from beginning liability	(318)	(341)	(406)
Balance, end of year	$353	$384	$399
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
The Company's credit card revenues, net were $537 million, $619 million, and $863 million for 2024, 2023 and 2022, respectively. Amounts received under the Program Agreement were $630 million, $722 million, and $978 million for 2024, 2023 and 2022, respectively.
3.    Impairment, Restructuring and Other Costs
Impairment, restructuring and other costs consist of the following:

	2024	2023	2022
	(millions)
Asset Impairments	$88	$957	$15
Restructuring	44	55	5
Other	39	15	21
	$171	$1,027	$41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On February 27, 2024, the Company announced its new strategy, A Bold New Chapter, which is designed to return the Company to enterprise growth, unlock shareholder value, and better serve its customers. The $171 million and $1.0 billion of impairment, restructuring and other costs recognized in fiscal 2024 and 2023, respectively, primarily relate to actions that align with A Bold New Chapter. The $88 million and $957 million non-cash asset impairment charge recognized in fiscal 2024 and 2023, respectively, primarily related to approximately 150 locations planned for closure as part of the A Bold New Chapter strategy, which is inclusive of both leased and owned locations, and the remaining amount is associated with corporate and other assets.
The charges recognized in 2022 primarily related to the write-off of capitalized software assets.
A summary of the restructuring cash activity from the Company's A Bold New Chapter strategy in 2024 and 2023, which are included within accounts payable and accrued liabilities, is as follows:

Restructuring

Additions charged to expense	$55
Cash payments	(9)
Balance at February 3, 2024	46
Additions charged to expense	44
Cash payments	(59)
Balance at February 1, 2025	$31
4.    Properties and Leases
Property and Equipment, net
The major classes of property and equipment, net as of February 1, 2025 and February 3, 2024 are as follows:

	February 1, 2025	February 3, 2024
	(millions)
Land	$1,168	$1,262
Buildings on owned land	3,134	3,205
Buildings on leased land and leasehold improvements	1,334	1,332
Fixtures and equipment	3,611	3,785
	9,247	9,584
Less accumulated depreciation and amortization	4,177	4,276
	$5,070	$5,308
In connection with various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 15 years. Some of these agreements require that the stores be operated under a particular name.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ROU assets and lease liabilities consist of:

	Classification	February 1, 2025	February 3, 2024
		(millions)
Assets
Finance lease assets (a)	Right of Use Assets	$10	$8
Operating lease assets (b)	Right of Use Assets	2,233	2,297
Total lease assets		$2,243	$2,305
Liabilities
Current
Finance (a)	Accounts payable and accrued liabilities	$2	$2
Operating (b)	Accounts payable and accrued liabilities	365	356
Noncurrent
Finance (a)	Long-Term Lease Liabilities	13	12
Operating (b)	Long-Term Lease Liabilities	2,914	2,974
Total lease liabilities		$3,294	$3,344

(a)
Finance lease assets are recorded net of accumulated amortization of $11 million and $14 million as of February 1, 2025 and February 3, 2024, respectively. As of both February 1, 2025 and February 3, 2024, finance lease assets included $1 million and noncurrent lease liabilities included $1 million of non-lease components.

(b)
As of February 1, 2025, operating lease assets included $317 million of non-lease components and current and noncurrent lease liabilities included $36 million and $356 million, respectively, of non-lease components. As of February 3, 2024, operating lease assets included $322 million of non-lease components and current and noncurrent lease liabilities included $36 million and $356 million, respectively, of non-lease components.

The components of net lease expense, recognized primarily within selling, general and administrative expenses are disclosed below. For 2024, 2023 and 2022, lease expense included $89 million, $84 million and $79 million, respectively, related to non-lease components.

	2024	2023	2022
	(millions)
Real estate
Operating leases (c) –
Minimum rents	$375	$372	$361
Variable rents	63	55	54
	438	427	415
Less income from subleases –
Operating leases (d)	(50)	(46)	(39)
	$388	$381	$376

Personal property – Operating leases	$5	$6	$7

(c)	Certain supply chain operating lease expense amounts are included in cost of sales.
(d)	Represents sublease income from certain corporate office locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of February 1, 2025, the maturity of lease liabilities is as follows:

	Finance Leases	Operating Leases (e and f)	Total
	(millions)
Fiscal year
2025	$3	$365	$368
2026	3	388	391
2027	3	369	372
2028	2	349	351
2029	2	321	323
After 2029	10	4,535	4,545
Total undiscounted lease payments	23	6,327	6,350
Less amount representing interest	8	3,048	3,056
Total lease liabilities	$15	$3,279	$3,294

(e)
Operating lease payments include $2,552 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $40 million of legally binding minimum lease payments for leases signed but not yet commenced.

(f)
Operating lease payments include $955 million related to non-lease component payments, with $659 million of such payments related to options to extend lease terms that are reasonably certain of being exercised.

Additional supplemental information regarding assumptions and cash flows for operating and finance leases is as follows:

Lease Term and Discount Rate	February 1, 2025	February 3, 2024
Weighted-average remaining lease term (years)
Finance leases	10.8	11.2
Operating leases	19.6	20.4
Weighted-average discount rate
Finance leases	7.15%	6.75%
Operating leases	6.80%	6.71%

Other Information	52 Weeks Ended February 1, 2025	53 Weeks Ended February 3, 2024
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used from operating leases	$362	$370
Financing cash flows used from financing leases	3	3
Leased assets obtained in exchange for new operating lease liabilities	117	214
The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases have future minimum lease payments aggregating approximately $158 million and are offset by payments from existing tenants and subtenants. In addition, the Company is contingently liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.    Goodwill and Other Intangible Assets
The following summarizes the Company's goodwill and other intangible assets:

	February 1, 2025	February 3, 2024
	(millions)
Non-amortizing intangible assets
Goodwill	$9,290	$9,290
Accumulated impairment losses	(8,462)	(8,462)
	828	828
Tradenames	376	376
	$1,204	$1,204
Amortizing intangible assets
Favorable leases and other contractual assets	$5	$5
Tradenames	70	70
	75	75
Accumulated amortization
Favorable leases and other contractual assets	(2)	(1)
Tradenames	(24)	(20)
	(26)	(21)
	$49	$54
Capitalized software
Gross balance	$1,431	$1,203
Accumulated amortization	(629)	(447)
	$802	$757
For the Company's annual impairment assessment as of the end of fiscal May 2024 and 2023, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and therefore goodwill and intangible assets with indefinite lives were not impaired.
During the third quarter of fiscal 2023, the Company observed a general decline in the market valuation of the Company’s common shares and performed an interim qualitative impairment test on its reporting units. As a result of this test, the Company concluded that it was more likely than not that the fair values of its reporting units exceeded the carrying values and goodwill was not impaired.
Finite lived tradenames are being amortized over their respective useful lives ranging from 10 years to 20 years. Favorable lease intangible assets and other contractual assets are being amortized over their respective lease or contract terms.
Other contractual assets and tradenames amortization expense amounted to $5 million for 2024 and $2 million for each of 2023 and 2022. Capitalized software amortization expense amounted to $310 million for 2024, $269 million for 2023 and $235 million for 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future estimated amortization expense for assets, excluding in-process capitalized software of $95 million not yet placed in service as of February 1, 2025, is shown below:

	Amortizing intangible assets	Capitalized Software
	(millions)
Fiscal year
2025	$5	$309
2026	5	229
2027	5	127
2028	5	41
2029	5	1
6.    Financing
The Company's debt is as follows:

	February 1, 2025	February 3, 2024
	(millions)
Short-term debt:
7.60% Senior debentures due 2025	$6	$—
	$6	$—
Long-term debt:
7.60% Senior debentures due 2025	$—	$6
6.79% Senior debentures due 2027	61	71
6.70% Senior debentures due 2028	28	29
7.00% Senior debentures due 2028	94	105
6.70% Senior exchanged debentures due 2028	54	73
8.75% Senior exchanged debentures due 2029	13	13
6.90% Senior debentures due 2029	72	79
5.875% Senior notes due 2029	326	500
5.875% Senior notes due 2030	425	425
7.875% Senior exchanged debentures due 2030	5	5
7.875% Senior debentures due 2030	5	5
6.90% Senior debentures due 2032	12	12
6.125% Senior notes due 2032	425	425
6.90% Senior exchanged debentures due 2032	1	1
4.50% Senior notes due 2034	367	367
6.70% Senior exchanged debentures due 2034	181	181
6.70% Senior debentures due 2034	18	18
6.375% Senior notes due 2037	192	192
5.125% Senior notes due 2042	250	250
4.30% Senior notes due 2043	250	250
Unamortized debt issue costs and discount	(20)	(25)
Premium on acquired debt, using an effective interest yield of 6.021% to 7.654%	14	16
	$2,773	$2,998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest expense and losses on early retirement of debt are as follows:

	2024	2023	2022
		(millions)
Interest on debt	$178	$187	$185
Amortization of debt premium	(2)	(2)	(2)
Amortization of financing costs and debt discount	12	12	13
Interest on finance leases	1	1	1
	188	198	197
Less interest capitalized on construction	30	28	22
Interest expense	$158	$170	$175
Losses on early retirement of debt	$1	$—	$31
Debt Obligations
ABL Credit Facility
On March 3, 2022, the Company entered into a third amendment to the ABL Credit Facility which provides for a new Revolving Credit Facility of $3.0 billion (the New ABL Credit Facility). Amounts borrowed under the New ABL Credit Facility are subject to interest at a rate per annum equal to, at the ABL Borrower's option, either (i) adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25% to 1.50% or (ii) a base rate plus a margin of 0.25% to 0.50%, in each case depending on revolving line utilization. The New ABL Credit Facility matures in March 2027. The Company borrowed and repaid $301 million and $961 million of debt under its revolving credit facility during 2024 and 2023, respectively. As of February 1, 2025 and February 3, 2024, there were no outstanding borrowings under the agreement.
Bank Credit Agreement
On March 22, 2023, the Company amended its existing credit agreement, which extended the term of the credit agreement to expire in March 2027, subject to up to two one-year extensions that could be requested by the Company and agreed to by the lenders. The agreement provides for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1 million. The unsecured revolving credit facility contains covenants that provide for, among other things, limitations on fundamental changes, use of proceeds, and maintenance of property, as well as customary representations and warranties and events of default. As of February 1, 2025 and February 3, 2024, there were no revolving credit loans outstanding under the credit agreement.
Senior Notes and Debentures
The senior notes and the senior debentures are unsecured obligations of a 100%-owned subsidiary of Macy's, Inc. and Macy's Inc. has fully and unconditionally guaranteed these obligations.
Other Financing Arrangements
There were $144 million and $148 million of other standby letters of credit outstanding as of February 1, 2025 and February 3, 2024, respectively.
2024 Debt Financing Activities
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-Term Debt Maturities
Future maturities of long-term debt are shown below:

(millions)
Fiscal year
2025	$6
2026	—
2027	61
2028	176
2029	411
After 2029	2,131
Debt Repayments
The following table shows the detail of debt repayments:

	2024	2023	2022
		(millions)
Revolving credit facility	$301	$961	$1,959
2.875% Senior notes due 2023	—	—	504
3.625% Senior notes due 2024	—	—	350
4.375% Senior notes due 2023	—	—	161
6.65% Senior debentures due 2024	—	—	81
6.65% Debentures due 2024	—	—	36
6.90% Senior debentures due 2032	—	—	4
6.70% Senior debentures due 2034	—	—	2
6.70% Senior debentures due 2028	—	—	1
5.875% Senior notes due 2029	174	—	—
6.70% Senior exchanged debentures due 2028	19	—	—
6.79% Senior debentures due 2027	10	—	—
7.0% Senior debentures due 2028	10	—	—
6.9% Senior debentures due 2029	7	—	—
6.7% Senior debentures due 2028	1	—	—
	$522	$961	$3,098

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.    Accounts Payable and Accrued Liabilities

	February 1, 2025	February 3, 2024
	(millions)
Accounts payable	$853	$747
Property related liabilities	446	424
Gift cards and customer rewards	353	384
Accrued wages and vacation	233	177
Current portion of post employment and postretirement benefits	156	163
Allowance for future sales returns	114	136
Taxes other than income taxes	110	136
Current portion of workers' compensation and general liability reserves	87	85
Accrued interest	48	53
Restructuring accruals, including severance	31	47
Other	194	219
	$2,625	$2,571
Changes in workers' compensation and general liability reserves, including the non-current portion, are as follows:

	2024	2023	2022
	(millions)
Balance, beginning of year	$375	$378	$387
Charged to costs and expenses	159	148	123
Payments, net of recoveries	(154)	(151)	(132)
Balance, end of year	$379	$375	$378
The non-current portion of workers' compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At February 1, 2025 and February 3, 2024, workers' compensation and general liability reserves of $105 million and $106 million, respectively, are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.
8.    Taxes
Income tax expense (benefit) is as follows:

	2024			2023			2022
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$203	$(50)	$153	$188	$(193)	$(5)	$352	$(56)	$296
State and local	30	(2)	28	54	(51)	3	17	18	35
	$233	$(52)	$181	$242	$(244)	$(2)	$369	$(38)	$331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The income tax expense (benefit) reported differs from the expected tax computed by applying the federal income tax statutory rate of 21% to income before income taxes. The reasons for this difference and their tax effects are as follows:

	2024	2023	2022
	(millions)
Expected tax	$160	$9	$310
State and local income taxes, net of federal income taxes (a)	37	(4)	22
Tax impact of equity awards	5	(1)	—
Federal tax credits	(8)	(13)	(4)
Change in valuation allowance	(15)	5	5
Other	2	2	(2)
	$181	$(2)	$331

(a)	2022 includes an income tax benefit from the favorable resolution of state income tax litigation.
The Company participates in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2023 and all prior tax years.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	February 1, 2025	February 3, 2024
	(millions)
Deferred tax assets
Post employment and postretirement benefits	$1	$25
Accrued liabilities accounted for on a cash basis for tax purposes	94	109
Lease liabilities	888	897
Unrecognized state tax benefits and accrued interest	21	22
State operating loss and credit carryforwards	110	122
Other	98	102
Valuation allowance	(85)	(100)
Total deferred tax assets	1,127	1,177
Deferred tax liabilities
Excess of book basis over tax basis of property and equipment	(755)	(784)
Right of use assets	(605)	(619)
Merchandise inventories	(348)	(335)
Intangible assets	(115)	(115)
Other	(28)	(69)
Total deferred tax liabilities	(1,851)	(1,922)
Net deferred tax liability	$(724)	$(745)
The valuation allowance at February 1, 2025 and February 3, 2024 relates to net deferred tax assets for certain state net operating loss and credit carryforwards. The net change in the valuation allowance amounted to a decrease of $15 million in 2024 and an increase of $6 million in 2023.
As of February 1, 2025, the Company had no federal net operating loss carryforwards and state net operating loss carryforwards, net of valuation allowances of $517 million, which will expire between 2025 and 2042. The Company has a full valuation allowance against state credit carryforwards which will expire between 2025 and 2029.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	February 1, 2025	February 3, 2024	January 28, 2023
	(millions)
Balance, beginning of year	$76	$80	$102
Additions based on tax positions related to the current year	11	10	13
Reductions for tax positions of prior years	(4)	(2)	(20)
Settlements	(1)	—	(4)
Statute expirations	(13)	(12)	(11)
Balance, end of year	$69	$76	$80
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	$3	$4	$4
Deferred income taxes	—	1	1
Other liabilities (b)	66	71	75
	$69	$76	$80

(b)	Unrecognized tax benefits not expected to be settled within one year are included within other liabilities on the Consolidated Balance Sheets.
Additional information regarding unrecognized benefits and related interest and penalties is as follows:

	February 1, 2025	February 3, 2024
	(millions)
Amount of unrecognized tax benefits, net of deferred tax assets, that if recognized would affect the effective tax rate	$55	$59
Accrued federal, state and local interest and penalties	25	26
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	5	6
Other liabilities	20	20
The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. The accrued federal, state and local interest and penalties primarily relate to state tax issues and the amount of penalties paid in prior periods, and the amounts of penalties accrued at February 1, 2025 and February 3, 2024, are insignificant. Federal, state and local interest and penalties amounted to income of $1 million for 2024, expense of $3 million for 2023, and income of $38 million for 2022.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2021. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2015. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Retirement expenses (income), excluding settlement charges, included the following components:

	2024	2023	2022
		(millions)
401(k) Qualified Defined Contribution Plan	$89	$85	$86
Non-Qualified Defined Contribution Plan	1	1	1
Pension Plan	(40)	(38)	(42)
Supplementary Retirement Plan	28	30	26
Postretirement Obligations	(4)	(3)	(4)
	$74	$75	$67
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
The liability related to the qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $98 million at February 1, 2025 and $94 million at February 3, 2024. Expense related to matching contributions for the qualified plan amounted to $89 million for 2024, $85 million for 2023 and $86 million for 2022.
At February 1, 2025 and February 3, 2024, the liability under the non-qualified plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $43 million and $42 million, respectively. The liability related to the non-qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $1 million at both February 1, 2025 and February 3, 2024. Expense related to matching contributions for the non-qualified plan amounted to $1 million in each of 2024, 2023 and 2022. In connection with the non-qualified plan, the Company had mutual fund investments at February 1, 2025 and February 3, 2024 of $43 million and $42 million, respectively, which are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan and SERP as of February 1, 2025 and February 3, 2024:

	Pension Plan		SERP
	2024	2023	2024	2023
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$1,556	$1,979	$467	$508
Interest cost	73	83	22	23
Actuarial gain	(57)	(65)	(17)	(19)
Benefits paid	(181)	(441)	(47)	(45)
Projected benefit obligation, end of year	1,391	1,556	425	467
Changes in plan assets
Fair value of plan assets, beginning of year	2,011	2,389	—	—
Actual return on plan assets	51	63	—	—
Company contributions	—	—	47	45
Benefits paid	(181)	(441)	(47)	(45)
Fair value of plan assets, end of year	1,881	2,011	—	—
Funded status at end of year	$490	$455	$(425)	$(467)
Amounts recognized in the Consolidated Balance Sheets at February 1, 2025 and February 3, 2024
Other assets	$490	$455	$—	$—
Accounts payable and accrued liabilities	—	—	(43)	(53)
Other liabilities	—	—	(382)	(414)
	$490	$455	$(425)	$(467)
Amounts recognized in accumulated other comprehensive loss at February 1, 2025 and February 3, 2024
Net actuarial loss	$521	$563	$126	$149
Prior service cost	—	—	4	4
	$521	$563	$130	$153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net pension costs, settlement charges and other amounts recognized in other comprehensive loss for the Pension Plan and SERP included the following actuarially determined components:

	Pension Plan			SERP
	2024	2023	2022	2024	2023	2022
	(millions)
Net Periodic Pension Cost
Interest cost	$73	$83	$68	$22	$23	$15
Expected return on assets	(116)	(125)	(122)	—	—	—
Amortization of net actuarial loss	3	4	12	6	7	11
	(40)	(38)	(42)	28	30	26

Settlement charges	46	134	39	—	—	—

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial (gain) loss	7	(3)	138	(17)	(19)	(71)
Amortization of net actuarial loss	(3)	(4)	(12)	(6)	(7)	(11)
Settlement charges	(46)	(134)	(39)	—	—	—
	(42)	(141)	87	(23)	(26)	(82)
Total recognized	$(36)	$(45)	$84	$5	$4	$(56)
In 2024 and 2023, the Company incurred non-cash settlement charges of $46 million and $134 million, respectively. For 2024, these charges related to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and were the result of an increase in lump sum distributions associated with retiree distribution elections. For 2023, these charges relate to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and are the result of the transfer of pension obligations for certain retirees and beneficiaries under the Pension Plan through the purchase of a group annuity contract with an insurance company. The Company transferred $294 million of Pension Plan assets to the insurance company in the second quarter of 2023, thereby reducing its Pension Plan benefit obligations.
The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan and SERP at February 1, 2025 and February 3, 2024:

	Pension Plan		SERP
	2024	2023	2024	2023
Discount rate	5.52%	5.06%	5.54%	5.08%
Rate of compensation increases	3.00%	3.50%	—	—
Cash balance plan interest crediting rate	5.00%	5.00%	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan and SERP:

	Pension Plan			SERP
	2024	2023	2022	2024	2023	2022
Discount rate used to measure service cost	5.24%	4.88% - 6.27%	3.35% - 5.76%	—	—	—
Discount rate used to measure interest cost	4.98%	4.72% - 5.96%	2.55% - 5.49%	4.96%	4.71%	2.53%
Expected long-term return on plan assets	5.30%	5.30%	4.60%	—	—	—
Rate of compensation increases	3.50%	3.50%	3.50%	—	—	—
Cash balance plan interest crediting rate	5.00%	5.00%	5.00%	—	—	—
The Pension Plan and SERP's assumptions are evaluated annually, and at interim re-measurements if required, and updated as necessary. Due to settlement accounting and re-measurements occurring mid-year during 2023 and 2022 for the Pension Plan, the discount rate used to measure service cost and the discount rate used to measure interest cost varied between periods. The table above shows the range of rates used to determine net periodic expense for the plans in those two years.
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
The Company develops its expected long-term rate of return on plan asset assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Expected returns for each major asset class are considered along with their volatility and the expected correlations among them. These expectations are based upon historical relationships as well as forecasts of how future returns may vary from historical returns. Returns by asset class and correlations among asset classes are combined using the target asset allocation to derive an expected return for the portfolio as a whole. Long- term historical returns of the portfolio are also considered. Portfolio returns are calculated net of all expenses, therefore, the Company also analyzes expected costs and expenses, including investment management fees, administrative expenses, Pension Benefit Guaranty Corporation premiums and other costs and expenses. As of February 1, 2025, the Company increased the assumed annual long-term rate of return for the Pension Plan's assets to 5.50% based on expected future returns on the portfolio of assets.
The assets of the Pension Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to Plan participants and an ultimate realization of investment returns over longer periods consistent with available market opportunities, a quality standard of investment, and moderate levels of risk. The Pension Plan employs an investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return on the assets of the Pension Plan for a prudent level of risk. Risks are mitigated through a liability matching strategy to hedge against interest rate and credit spread risk, asset diversification and the use of multiple investment managers. The target allocation for plan assets is currently 6% equity securities, 88% debt securities, 1% real estate and 5% private equities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair values of the Pension Plan assets as of February 1, 2025 and February 3, 2024, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Category	2024	2023
		(millions)
Money market funds	Level 1	$154	$82
Equity securities:
U.S. pooled funds	Level 1	65	62
International pooled funds	Level 1	26	27
Fixed income securities:
U.S. Treasury bonds	Level 2	36	20
Other Government bonds	Level 2	55	58
Agency backed bonds	Level 2	2	—
Corporate bonds	Level 2	1,080	1,270
Mortgage-backed securities	Level 2	40	33
Asset-backed securities	Level 2	1	1
Pooled funds	Level 1	39	37
Other types of investments:
Derivatives in a positive position	Level 2	13	9
Derivatives in a negative position	Level 2	(3)	(2)
Pooled funds (a)		273	274
Real estate (a)		12	15
Private equity (a)		81	114
Total		$1,874	$2,000
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
The fair value of certain pooled funds including equity securities, real estate and private equity investments represents the reported net asset value of shares or underlying assets of the investment as a practical expedient to estimate fair value. U.S. and international equity pooled funds seek to provide long-term capital growth and income by investing in equity securities of companies located both in developed and emerging markets. There are generally no redemption restrictions or unfunded commitments related to these equity securities.
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
The Company does not anticipate making funding contributions to the Pension Plan in 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following benefit payments are estimated to be paid from the Pension Plan and from the SERP:

	Pension Plan	SERP
	(millions)
Fiscal year
2025	$159	$43
2026	146	47
2027	141	38
2028	137	42
2029	132	38
2030-2034	546	165
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
As of February 1, 2025, approximately 22.8 million shares of common stock were available for additional grants pursuant to the Company's equity plans. Shares awarded are generally issued from the Company's treasury stock.
Stock-based compensation expense included the following components:

	2024	2023	2022
	(millions)
Stock options	$—	$1	$3
Restricted stock units	58	46	51
	$58	$47	$54
All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Income. There were no grants of stock options during 2024, 2023 or 2022.
Restricted Stock Units
The weighted average grant date fair values of performance-based and time-based restricted stock units granted during 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Restricted stock units (performance-based)	$18.79	$16.16	$25.32
Restricted stock units (time-based)	18.15	15.93	24.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During 2024, 2023 and 2022, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (Target Shares) that may be issued to the award recipient. These awards may be earned upon the completion of approximate three-year performance periods ending February 2, 2027, January 31, 2026, and February 1, 2025, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives over the performance period. The performance objectives for the 2024, 2023 and 2022 awards include achieving a relative total shareholder return (TSR) external metric. The 2024 and 2023 awards also include an internal metric of adjusted EBITDA margin and the 2022 awards include internal metrics of digital sales and comparable store sales. Relative TSR reflects the change in the value of the Company's common stock over the performance period in relation to the change in the value of the common stock of a peer group index over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the approximate three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted for the 2024, 2023 and 2022 performance-based restricted stock units,
The fair value of the Target Shares and restricted stock awards are based on the fair value of the underlying shares on the date of grant. The fair value of the portion of the Target Shares that relate to a relative TSR performance objective was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company among a peer group over the remaining performance periods. The expected volatility of the Company's common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.
The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's common stock on the grant date. Compensation expense is recorded for all restricted stock unit awards based on the amortization of the fair market value at the date of grant over the period the restrictions lapse or over the performance period of the performance-based restricted stock units. As of February 1, 2025, the Company had $55.0 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.4 years.
Activity related to restricted stock units for 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	8,647	$17.19
Granted – performance-based	940	18.79
Performance adjustment	45	20.36
Granted – time-based	3,136	18.15
Forfeited	(783)	18.50
Vested	(3,251)	16.35
Nonvested, end of period	8,734	$17.92
11.    Shareholders' Equity
The authorized shares of the Company consist of 125 million shares of Preferred Stock, par value of $0.01 per share, with no shares issued, and 1,000 million shares of common stock, par value of $0.01 per share, with 333.6 million shares of common stock issued and 277.7 million shares of common stock outstanding at February 1, 2025, and with 333.6 million shares of common stock issued and 274.2 million shares of common stock outstanding at February 3, 2024 (with shares held in the Company's treasury being treated as issued, but not outstanding).
Common Stock
The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights that may be applicable to any Preferred Stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors in its discretion, out of funds legally available. No shares of common stock were retired during 2024, 2023 and 2022.

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
On February 22, 2022, the Company announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. During 2024 the Company did not repurchase shares of its common stock under the share repurchase program. Share repurchase activity during 2023 and 2022 under the share repurchase program are as follows:

	2023	2022
	(millions, except per share data)
Total number of shares purchased	1.4	24.0
Average price paid per share	$17.57	$24.98
Total investment	$25	$600

Changes in the Company's common stock issued and outstanding, including shares held by the Company's treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
	(thousands)
Balance at January 29, 2022	333,606	(1,015)	(40,232)	(41,247)	292,359
Stock issued under stock plans		(117)	3,001	2,884	2,884
Stock repurchases			(24,058)	(24,058)	(24,058)
Deferred compensation plan distributions		165		165	165
Balance at January 28, 2023	333,606	(967)	(61,289)	(62,256)	271,350
Stock issued under stock plans		(163)	4,965	4,802	4,802
Stock repurchases			(2,160)	(2,160)	(2,160)
Deferred compensation plan distributions		235		235	235
Balance at February 3, 2024	333,606	(895)	(58,484)	(59,379)	274,227
Stock issued under stock plans		(183)	3,454	3,271	3,271
Stock repurchases			(12)	(12)	(12)
Deferred compensation plan distributions		204		204	204
Balance at February 1, 2025	333,606	(874)	(55,042)	(55,916)	277,690
Accumulated Other Comprehensive Loss
For the Company, the only component of accumulated other comprehensive loss for 2024, 2023 and 2022 relates to post employment and postretirement plan items. The net actuarial gains and losses and prior service costs and credits related to post employment and postretirement benefit plans are reclassified out of accumulated other comprehensive loss and included in the computation of net periodic benefit cost and are included in benefit plan income, net in the Consolidated Statements of Income. In addition, the Company incurred the pro-rata recognition of net actuarial losses associated with an increase in lump sum distributions associated with store closings, organizational restructuring, and periodic distribution activity as settlement charges in the Consolidated Statements of Income. See Note 9, Retirement Plans, for further information.

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
Level 3: Significant unobservable inputs for the assets
The following table shows the estimated fair value of the Company's marketable equity and debt securities:

		Fair Value Measurements
	Total	(Level 1)	(Level 2)	(Level 3)
	(millions)
February 1, 2025	$43	$43	$—	$—
February 3, 2024	42	42	—	—
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
The following table shows the estimated fair value of the Company's long-term debt, including the current portion of long-term debt:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
February 1, 2025	$2,785	$2,779	$2,467
February 3, 2024	3,007	2,998	2,706
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.
13.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2024			2023			2022
	Net Income		Shares	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$582		276.8	$45		273.2	$1,146		273.7
Shares to be issued under deferred compensation and other plans			0.9			1.0			1.0
	$582		277.7	$45		274.2	$1,146		274.7
Basic earnings per share		$2.10			$0.16			$4.17
Effect of dilutive securities:
Stock options and restricted stock units			3.9			4.0			6.4
	$582		281.6	$45		278.2	$1,146		281.1
Diluted earnings per share		$2.07			$0.16			$4.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition to the stock options and restricted stock units in the foregoing table, stock options to purchase 7.8 million shares of common stock and restricted stock units relating to 0.6 million shares of common stock were outstanding at February 1, 2025, stock options to purchase 9.9 million shares of common stock and restricted stock units relating to 1.6 million shares of common stock were outstanding at February 3, 2024, and stock options to purchase 12.1 million of shares of common stock and restricted stock units relating to 0.7 million shares of common stock were outstanding at January 28, 2023, but were not included in the computation of diluted earnings per share for 2024, 2023, or 2022, respectively, because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
14.    Commitments
Our estimated total purchase obligations, which primarily consist of merchandise purchase obligations and obligations under outsourcing arrangements, software license and other service commitments, energy and other supply agreements identified by the Company, and construction contracts, were approximately $2,900 million and $2,800 million as of February 1, 2025 and February 3, 2024, respectively. These purchase obligations are primarily due within 1 year and recorded as liabilities when goods are received or services rendered. The Company's merchandise purchase obligations fluctuate on a seasonal basis, typically being higher in the summer and early fall and being lower in the late winter and early spring. The Company purchases a substantial portion of its merchandise inventories and other goods and services in ways other than through binding contracts.
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
All outstanding amounts related to suppliers participating in the SCF programs are recorded within merchandise accounts payable in the Consolidated Balance Sheets and associated payments are included in operating activities in the Consolidated Statements of Cash Flows.
The following table sets forth the changes in the outstanding obligations under the SCF programs:

	February 1, 2025	February 3, 2024
	(millions)
Confirmed obligations outstanding at the beginning of the year	$112	$63
Invoices confirmed during the year	854	809
Confirmed invoices paid during the year	(850)	(760)
Confirmed obligations outstanding at the end of the year	$116	$112
16. Segments
Macy's, Inc., together with its subsidiaries, is an omni-channel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. As of February 1, 2025, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury.
All operating segments engage in similar business activities, operate in similar economic environments and have materially similar key economic metrics, among other similarities. As such, the Company aggregates all operations into a single reporting segment under the aggregation criteria.
The Company's Chief Executive Officer, Tony Spring, is its Chief Operating Decision Maker (CODM) and reviews segment performance to make resource allocation decisions and to guide strategic decisions based on net income, which is reported on the Consolidated Statements of Income. The components of segment net income that the CODM considers is consistent with the components of net income as reported on the Consolidated Statements of Income with the additional disaggregation of depreciation and amortization from selling, general and administrative expenses. Depreciation and amortization expense represented $881 million, $897 million, and $857 million of the total selling, general and administrative expenses in fiscal 2024, 2023, and 2022, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of February 1, 2025, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e)under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of February 1, 2025 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, the Company's internal control over financial reporting may not prevent or detect misstatements.
The Company's management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, the Company's management has concluded that, as of February 1, 2025, the Company's internal control over financial reporting was effective. The Company's independent registered public accounting firm, KPMG LLP, has audited the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company's internal control over financial reporting as of February 1, 2025 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company's internal control over financial reporting, as stated in their report located on page 36.
Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting
As previously disclosed within the Company's Form 10-Q filed on December 12, 2024, in the course of preparing the Company's financial statements for the interim period ended November 2, 2024, management identified a material weakness in its internal controls over financial reporting related to the design of existing internal control activities involving manual journal entries over delivery expense and certain other non-merchandise expenses, and the reconciliation of the related accrued liabilities.
To address the material weakness, the Company implemented new controls, as well as enhanced and revised the design of certain existing controls and procedures. These changes included:
•Re-evaluating the risk of employee circumvention of controls;
•Implementing new and re-designing certain existing process level control activities over delivery expenses and certain other non-merchandise expenses, and the related accrued liabilities; and,
•Validating the reliability of underlying information to support the execution of these controls.
Management assessed the effectiveness of these control changes as of February 1, 2025, and has concluded the material weakness in its internal control over financial reporting has been remediated.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.
Trading Arrangements
None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended February 1, 2025.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under “Item 1. Business - Information about our Executive Officers” in this report. The other information called for by this item with respect to directors and board committees is set forth under “Item 1. Election of Directors” and “Further Information Concerning the Board of Directors - Committees of the Board” in the Proxy Statement to be delivered to stockholders in connection with the 2025 Annual Meeting of Shareholders (the Proxy Statement) and incorporated herein by reference.
The information required by this item regarding delinquent Section 16(a) reports, if applicable, is set forth under "Delinquent Section 16(a) Reports" in the Proxy Statement and incorporated herein by reference.
The information required by this item regarding our insider trading policies and procedures is set forth under "Insider Trading Policies" in the Proxy Statement and incorporated herein by reference.
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
Set forth below are the names, ages and principal occupations of the Company's non-employee directors as of March 20, 2025.

Name	Age	Director Since	Principal Occupation
Emilie Arel	47	2022	President, Mitchell & Ness Nostalgia Co., a Fanatics LLC Company
Torrence N. Boone	55	2019	Vice President, Global Client Partnerships, Google Inc.
Marie Chandoha	63	2022	Former President and Chief Executive Officer of Charles Schwab Investment Management, Inc.
Naveen K. Chopra	51	2023	Executive Vice President and Chief Financial Officer of Paramount Global
Richard Clark	66	2024	Founder and Managing Partner, Burnside Investments LLC and Co-Founder and Managing Partner of WatermanCLARK
Deirdre P. Connelly	64	2008	Former President, North American Pharmaceuticals of GlaxoSmithKline
Jill Granoff	62	2022	Senior Adviser, Eurazeo Brands
Sara Levinson	74	1997	Retired Director of Katapult
Richard L. Markee	71	2024	Former Chief Executive Officer, Vitamin Shoppe, Inc.
Douglas W. Sesler	63	2024	Executive Chairman, Washington Prime Group Inc. and Founder and President, Fair Street Partners
Paul C. Varga	61	2012	Former Chairman and Chief Executive Officer of Brown- Forman Corporation
Tracey Zhen	48	2021	Chief Executive Officer, Caring
Item 11.    Executive Compensation.
Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executive Officers for 2024,” “Compensation Committee Report,” and "Further Information Concerning the Board of Directors" in the Proxy Statement and incorporated herein by reference.
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
3.Exhibits:

Exhibit Number	Description	Document if Incorporated by Reference

3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 18, 2010

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 1995

3.1.2	Article Seventh of the Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 24, 2011

3.2	Amended and Restated By-Laws	Exhibit 3.2 to the Company's Current Report on Form 8-K filed October 31, 2022

4.1	Indenture, dated as of January 15, 1991, among the Company (as successor to The May Department Stores Company (“May Delaware”)), Macy's Retail Holdings, Inc. (“Macy's Retail”) (f/k/a The May Department Stores Company (NY) or “May New York”) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company and as successor to The First National Bank of Chicago), as Trustee (“1991 Indenture”)	Exhibit 4(2) to May New York's Current Report on Form 8-K filed January 15, 1991

4.1.1	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1991 Indenture	Exhibit 10.13 to the Company's Current Report on Form 8-K filed August 30, 2005 (“August 30, 2005 Form 8-K”)

4.1.2	First Supplemental Indenture to 1991 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020 (“May 2, 2020 Form 10-Q”)

4.1.3	Second Supplemental Indenture to 1991 Indenture dated as of June 3, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy's Retail Holdings, Inc., a Delaware corporation), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.4 to May 2, 2020 Form 10-Q

4.1.4	Third Supplemental Indenture to 1991 Indenture dated as of June 26, 2020 among Macy's Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy's Retail Holdings, LLC, a Delaware limited liability company), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.15 to May 2, 2020 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
4.1.5	Fourth Supplemental Indenture to 1991 Indenture dated as of June 30, 2021 by and among Macy's Retail Holdings, LLC, Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended July 31, 2021

4.2	Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee (“1994 Indenture”)	Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-88328) filed January 9, 1995

4.2.1	Ninth Supplemental Indenture to 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 3 to the Company's Current Report on Form 8-K filed July 15, 1997

4.2.2	Tenth Supplemental Indenture to 1994 Indenture, dated as of August 30, 2005, among the Company, Macy's Retail and U.S. Bank National Association (as successor to State Street Bank and Trust Company and as successor to The First National Bank of Boston), as Trustee	Exhibit 10.14 to August 30, 2005 Form 8-K

4.2.3	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1994 Indenture	Exhibit 10.16 to August 30, 2005 Form 8-K

4.2.4	Eleventh Supplemental Indenture to 1994 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.5 to May 2, 2020 Form 10-Q

4.2.5	Twelfth Supplemental Indenture to 1994 Indenture dated as of June 3, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy's Retail Holdings, Inc., a Delaware corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.6 to May 2, 2020 Form 10-Q

4.2.6	Thirteenth Supplemental Indenture to 1994 Indenture dated as of June 24, 2020 among Macy's Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy's Retail Holdings, LLC, a Delaware limited liability company), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.16 to May 2, 2020 Form 10-Q

4.3	Indenture, dated as of June 17, 1996, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company), as Trustee (“1996 Indenture”)	Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed June 18, 1996 by May Delaware

4.3.1	First Supplemental Indenture to 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon (successor to J.P. Morgan Trust Company, National Association), as Trustee	Exhibit 10.9 to August 30, 2005 Form 8-K

4.3.2	Second Supplemental Indenture to 1996 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.7 to May 2, 2020 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
4.3.3	Third Supplemental Indenture to 1996 Indenture dated as of June 3, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy's Retail Holdings, Inc., a Delaware corporation), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.8 to May 2, 2020 Form 10-Q

4.3.4	Fourth Supplemental Indenture to 1996 Indenture dated as of June 26, 2020 among Macy's Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy's Retail Holdings, LLC, a Delaware limited liability company), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.17 to May 2, 2020 Form 10-Q

4.4	Indenture, dated as of September 10, 1997, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee (“1997 Indenture”)	Exhibit 4.4 to the Company's Amendment No. 1 to Form S-3 (Registration No. 333-34321) filed September 11, 1997

4.4.1	First Supplemental Indenture to 1997 Indenture, dated as of February 6, 1998, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 2 to the Company's Current Report on Form 8-K filed February 6, 1998

4.4.2	Third Supplemental Indenture to 1997 Indenture, dated as of March 24, 1999, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-76795) filed April 22, 1999

4.4.3	Seventh Supplemental Indenture to 1997 Indenture, dated as of August 30, 2005 among the Company, Macy's Retail and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 10.15 to August 30, 2005 Form 8-K

4.4.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1997 Indenture	Exhibit 10.17 to August 30, 2005 Form 8-K

4.4.5	Eighth Supplemental Indenture to 1997 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.9 to May 2, 2020 Form 10-Q

4.4.6	Ninth Supplemental Indenture to 1997 Indenture dated as of June 3, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy's Retail Holdings, Inc., a Delaware corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.10 to May 2, 2020 Form 10-Q

4.4.7	Tenth Supplemental Indenture to 1997 Indenture dated as of June 24, 2020 among Macy's Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy's Retail Holdings, LLC, a Delaware limited liability company), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.18 to May 2, 2020 Form 10-Q

4.5	Indenture, dated as of July 20, 2004, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon, as Trustee (“2004 Indenture”)	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-00079) filed July 22, 2004 by May Delaware

4.5.1	First Supplemental Indenture to 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy's Retail and BNY Mellon (successor to J.P. Morgan Trust Company, National Association), as Trustee	Exhibit 10.10 to August 30, 2005 Form 8-K

Exhibit Number	Description	Document if Incorporated by Reference
4.6	Indenture, dated as of November 2, 2006, by and among Macy's Retail, the Company and U.S. Bank National Association, as Trustee (“2006 Indenture”)	Exhibit 4.6 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-138376) filed November 2, 2006

4.6.1	Third Supplemental Indenture to 2006 Indenture, dated March 12, 2007, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 12, 2007

4.6.2	Seventh Supplemental Indenture to 2006 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.11 to May 2, 2020 Form 10-Q

4.6.3	Eighth Supplemental Indenture to 2006 Indenture dated as of June 3, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy's Retail Holdings, Inc., a Delaware corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.12 to May 2, 2020 Form 10-Q

4.6.4	Ninth Supplemental Indenture to 2006 Indenture dated as of June 24, 2020 among Macy's Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy's Retail Holdings, LLC, a Delaware limited liability company), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.19 to May 2, 2020 Form 10-Q

4.7	Indenture, dated as of January 13, 2012, among Macy's Retail, the Company and BNY Mellon, as Trustee ("2012 Indenture")	Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 13, 2012 (“January 13, 2012 Form 8-K”)

4.7.1	Second Supplemental Trust Indenture to 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to January 13, 2012 Form 8-K

4.7.2	Fourth Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the Company's Current Report on Form 8-K filed November 20, 2012

4.7.3	Seventh Supplemental Trust Indenture, dated as of November 18, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 18, 2014

4.7.4	Eighth Supplemental Indenture to 2012 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.13 to May 2, 2020 Form 10-Q

4.7.5	Ninth Supplemental Indenture to 2012 Indenture dated as of June 3, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy's Retail Holdings, Inc., a Delaware corporation), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.14 to May 2, 2020 Form 10-Q

4.7.6	Tenth Supplemental Indenture to 2012 Indenture dated as of June 26, 2020 among Macy's Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy's Retail Holdings, LLC, a Delaware limited liability company), Macy's, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.20 to May 2, 2020 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
4.8	Indenture, dated as of July 28, 2020, among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc., as guarantor, and U.S. Bank National Association, as trustee and collateral trustee, relating to Macy's Retail Holdings, LLC's 6.65% Senior Secured Debentures due 2024, 6.7% Senior Secured Debentures due 2028, 8.75% Senior Secured Debentures due 2029, 7.875% Senior Secured Debentures due 2030, 6.9% Senior Secured Debentures due 2032 and 6.7% Senior Secured Debentures due 2034	Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 28, 2020 (“July 28, 2020 Form 8-K”)

4.8.1	Form of 6.65% Senior Secured Debentures due 2024, 6.7% Senior Secured Debentures due 2028, 8.75% Senior Secured Debentures due 2029, 7.875% Senior Secured Debentures due 2030, 6.9% Senior Secured Debentures due 2032 and 6.7% Senior Secured Debentures due 2034	Exhibit A to Exhibit 4.1 to July 28, 2020 Form 8-K

4.8.2	Fifth Supplemental Trust Indenture to 1996 Indenture, dated as of July 10, 2020, among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc. as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Macy's Retail Holdings, LLC's 6.65% Senior Debentures due 2024, 6.7% Senior Debentures due 2028, 8.75% Senior Debentures due 2029, 7.875% Senior Debentures due 2030, 6.9% Senior Debentures due 2032 and 6.7% Senior Debentures due 2034	Exhibit 4.3 to July 28, 2020 Form 8-K

4.9	Indenture, dated as of March 17, 2021, by and among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc., as guarantor and U.S. Bank National Association, as trustee, relating to Macy's Retail Holdings, LLC's 5.875% Senior Notes due 2029	Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 17, 2021

4.10	Indenture, dated as of March 10, 2022, by and among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to Macy's Retail Holdings, LLC's 5.875% Senior Notes due 2030	Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 10, 2022

4.11	Indenture, dated as of March 10, 2022, by and among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to Macy's Retail Holdings, LLC's 6.125% Senior Notes due 2032	Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 10, 2022

4.12	Description of the Company's Securities Registered under Section 12 of the Securities Exchange Act of 1934	Exhibit 4.8 to the Company's Annual Report on Form 10-K (File No. 1-135360) for the fiscal year ended February 1, 2020 (“2019 Form 10-K”)

10.1	Credit Agreement, dated as of June 8, 2020, among Macy's Inventory Funding LLC, as the Borrower, Macy's Inventory Holdings LLC, as Parent, Bank of America, N.A., as Agent, L/C Issuer and Swing Line Lender, the other lenders party thereto, BofA Securities, Inc., Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A., Fifth Third Bank, National Association, MUFG Union Bank, N.A., PNC Capital Markets LLC and Wells Fargo Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Loan Funding LLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Fifth Third Bank, National Association, MUFG Union Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents	Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 9, 2020

Exhibit Number	Description	Document if Incorporated by Reference
10.1.1	Third Amendment to Credit Agreement, dated as of March 3, 2022, by and among Macy's Inventory Funding LLC, Macy's Inventory Holdings LLC, the lenders party thereto and Bank of America, N.A., as agent, l/c issuer and swing line lender	Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 3, 2022

10.2	Credit Agreement, dated as of May 9, 2019, among the Company, Macy's Retail and Bank of America, N.A., as administrative agent	Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2019 (“May 15, 2019 Form 8-K”)

10.2.1	Amendment No. 1 to Credit Agreement dated as of June 8, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (f/k/a Macy's Retail Holdings, Inc.), as Borrower, Macy's, Inc., a Delaware corporation, as Parent, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent	Exhibit 10.2 to June 9, 2020 Form 8-K

10.4	Guarantee Agreement, dated as of May 9, 2019, among the Company, Macy's Retail and Bank of America, N.A., as administrative agent	Exhibit 10.2 to May 15, 2019 Form 8-K

10.5	Tax Sharing Agreement, dated as of October 31, 2014, among Macy's, Inc. and members of the Affiliated Group	Exhibit 10.7 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2015 (“2014 Form 10-K”)

10.6+	Amended and Restated Credit Card Program Agreement, dated November 10, 2014, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc., Macy's West Stores, Inc., Bloomingdale's, Inc., Department Stores National Bank and Citibank, N.A.	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed December 8, 2014

10.6.1+	Sixth Amendment to Amended and Restated Credit Card Program Agreement, dated as of December 13, 2021, by and among Macy's, Inc., FDS Bank, Macy's Credit and Consumer Services, Inc., Bloomingdale's, LLC, and solely with respect to Section 2.1(a) FDS Thrift Holding Co., Inc., Department Stores National Bank and Citibank, N.A.	Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 13, 2021

10.7	Senior Executive Incentive Compensation Plan, as amended March 26, 2020 *	Exhibit 10.3 to May 2, 2020 Form 10-Q

10.8	Form of Indemnification Agreement *	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 1-10951), filed November 27, 1991

10.9	Executive Severance Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 2014 (“2013 Form 10-K”)

10.9.1	Senior Executive Severance Plan, effective as of April 1, 2018, as revised and restated March 29, 2023 *	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended April 29, 2023 (“April 29, 2023 Form 10-Q”)

10.10	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.15.3 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2013 ("2012 Form 10-K")

10.10.1	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.14.4 to 2014 Form 10-K

10.10.2	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees), as amended *	Exhibit 10.10.5 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2018 ("2017 Form 10-K")

Exhibit Number	Description	Document if Incorporated by Reference
10.10.3	Form of Stock Option Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2019

10.11	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 25, 2010

10.12	2022-2024 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.2+ to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended April 30, 2022

10.12.1	2023-2025 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.2+ to the April 29, 2023 Form 10-Q

10.12.2	2024-2026 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.1+ to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2024

10.12.3	2024-2028 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.2+ to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2024

10.13	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan*	Exhibit 10.19 to 2012 Form 10-K

10.13.1	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.18.1 to 2014 Form 10-K

10.13.2	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, as amended *	Exhibit 10.13.3 to 2017 Form 10-K

10.13.3	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.3 to the May 4, 2010 Form 10-Q

10.13.4	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.3 to the April 29, 2023 Form 10-Q
10.14	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2009 (“2008 Form 10-K”)

10.14.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.21.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2012

10.14.2	Second Amendment to Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.20.2 to 2012 Form 10-K

10.14.3	Third Amendment to Supplementary Executive Retirement Plan effective December 31, 2013 *	Exhibit 10.20.3 to 2013 Form 10-K

10.15	Executive Deferred Compensation Plan *	Exhibit 10.30 to 2008 Form 10-K

10.15.1	First Amendment to Executive Deferred Compensation Plan effective December 31, 2013 *	Exhibit 10.21.1 to 2013 Form 10-K

10.16	Macy's, Inc. 401(k) Retirement Investment Plan (the "Plan") (amending and restating the Macy's, Inc. 401(k) Retirement Investment Plan) effective as of January 1, 2014 *	Exhibit 10.22 to 2013 Form 10-K

Exhibit Number	Description	Document if Incorporated by Reference
10.16.1	First Amendment to the Plan regarding matching contributions with respect to the Plan's plan years beginning on and after January 1, 2014, effective January 1, 2014 *	Exhibit 10.21.1 to 2014 Form 10-K

10.16.2	Second Amendment to the Plan regarding marriage status, effective January 1, 2014 *	Exhibit 10.21.2 to 2014 Form 10-K

10.16.3	Third Amendment to the Plan regarding matching contributions with respect to the Plan's plan years beginning on and after January 1, 2014 *	Exhibit 10.21.3 to 2014 Form 10-K

10.16.4	Fourth Amendment to the Plan regarding rules applicable to Puerto Rico participants effective January 1, 2011 (and for the Plan's plan years beginning on and after that date)*	Exhibit 10.17.4 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 30, 2016 ("2015 Form 10-K")

10.16.5	Fifth Amendment to the Plan regarding eligible associates to participate (pre-tax deferrals only, no match) immediately upon hire effective as of January 1, 2014*	Exhibit 10.17.5 to 2015 Form 10-K

10.17	Director Deferred Compensation Plan *	Exhibit 10.33 to 2008 Form 10-K

10.18	Macy's, Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Definitive Proxy Statement dated April 2, 2014

10.19	Macy's, Inc. 2018 Equity and Incentive Compensation Plan *	Appendix B to the Company's Definitive Proxy Statement dated April 4, 2018

10.20	Macy's, Inc. 2021 Equity and Incentive Compensation Plan*	Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2021

10.21	Macy’s, Inc. 2024 Equity and Incentive Compensation Plan*	Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-279923) filed June 3, 2024

10.22	Macy's, Inc. Deferred Compensation Plan (Amended and restated effective as of August 1, 2018) *	Exhibit 10.18 to 2019 Form 10-K

10.23	Change in Control Plan, effective November 1, 2009, as revised and restated effective April 28, 2020 *

10.24	Time Sharing Agreement between Macy’s, Inc. and Tony Spring, dated February 5, 2024*	Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2024

10.25	Macy's, Inc. Employee Stock Purchase Plan*	Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-265177) filed May 24, 2022

19	Macy’s, Inc. Insider Trading Policy

21	Subsidiaries

22	List of Subsidiary Guarantors	Exhibit 22 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2023

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description	Document if Incorporated by Reference
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act

97	Macy's, Inc. Compensation Clawback Policy, effective October 2, 2023	Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2024

101
The following financial statements from Macy's, Inc.'s Annual Report on Form 10-K for the year ended February 1, 2025, filed March 21, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as block of text and in detail.

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
Tracy M. Preston
Chief Legal Officer and Corporate Secretary
Date: March 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2025.

*	*	*
Tony Spring	Adrian V. Mitchell	Paul Griscom
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	Chief Operating Officer and Chief Financial Officer (principal financial officer)	Senior Vice President and Controller (principal accounting officer)

*	*	*
Emilie Arel	Torrence N. Boone	Marie Chandoha
Director	Director	Director

*	*	*
Naveen Chopra	Richard Clark	Deirdre P. Connelly
Director	Director	Director

*	*	*
Jill Granoff	Sara Levinson	Richard L. Markee
Director	Director	Director

*	*	*
Douglas W. Sesler	Paul C. Varga	Tracey Zhen
Director	Director	Director
_________________________
*The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ TRACY M. PRESTON
Tracy M. Preston
Attorney-in-Fact