Form 10-Q
period 2025-05-03
Macy's, Inc.
filed 2025-06-05
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2025
Common Stock, $.01 par value per share	271,539,526 shares

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share figures)

	13 Weeks Ended
	May 3, 2025	May 4, 2024
Net sales	$4,599	$4,846
Other revenue	194	154
Total revenue	4,793	5,000

Cost of sales	(2,795)	(2,946)
Selling, general and administrative expenses	(1,913)	(1,911)
Gains on sale of real estate	16	1
Impairment, restructuring and other costs	(7)	(19)
Operating income	94	125
Benefit plan income, net	4	4
Interest expense, net	(27)	(31)
Loss on extinguishment of debt	(3)	—
Income before income taxes	68	98
Federal, state and local income tax expense	(30)	(36)
Net income	$38	$62
Basic earnings per share	$0.14	$0.22
Diluted earnings per share	$0.13	$0.22
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(millions)

	13 Weeks Ended
	May 3, 2025	May 4, 2024
Net income	$38	$62
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	1	1
Tax effect related to items of other comprehensive income	(1)	(1)
Total other comprehensive income, net of tax effect	—	—
Comprehensive income	$38	$62
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions)

	May 3, 2025	February 1, 2025	May 4, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$932	$1,306	$876
Receivables	241	303	257
Merchandise inventories	4,663	4,468	4,687
Prepaid expenses and other current assets	445	385	442
Income taxes receivable	10	17	—
Total Current Assets	6,291	6,479	6,262
Property and Equipment - net of accumulated depreciation and amortization of $4,292, $4,177 and $4,410	4,964	5,070	5,295
Right of Use Assets	2,226	2,243	2,358
Goodwill	828	828	828
Other Intangible Assets – net	424	425	429
Other Assets	1,356	1,357	1,277
Total Assets	$16,089	$16,402	$16,449
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$6	$6	$—
Merchandise accounts payable	2,133	1,893	2,347
Accounts payable and accrued liabilities	2,221	2,625	2,226
Income taxes payable	27	—	80
Total Current Liabilities	4,387	4,524	4,653
Long-Term Debt	2,774	2,773	2,998
Long-Term Lease Liabilities	2,884	2,927	3,034
Deferred Income Taxes	721	724	748
Other Liabilities	872	902	932
Shareholders' Equity	4,451	4,552	4,084
Total Liabilities and Shareholders’ Equity	$16,089	$16,402	$16,449
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at February 1, 2025	$3	$300	$6,499	$(1,801)	$(449)	$4,552
Net income			38			38
Common stock dividends ($0.1824 per share)		1	(52)			(51)
Stock repurchases				(101)		(101)
Stock-based compensation expense		13				13
Stock issued under stock plans		(79)		79		—
Balance at May 3, 2025	$3	$235	$6,485	$(1,823)	$(449)	$4,451

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

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	13 Weeks Ended
	May 3, 2025	May 4, 2024
Cash flows from operating activities:
Net income	$38	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	7	19
Depreciation and amortization	219	216
Stock-based compensation expense	13	13
Gains on sale of real estate	(16)	(1)
Benefit plans	1	1
Amortization of financing costs and premium on acquired debt	2	3
Deferred income taxes	(2)	(10)
Changes in assets and liabilities:
Decrease in receivables	62	35
Increase in merchandise inventories	(198)	(273)
Increase in prepaid expenses and other current assets	(68)	(49)
Increase in merchandise accounts payable	242	401
Decrease in accounts payable and accrued liabilities	(344)	(289)
Increase in current income taxes	25	34
Change in other assets and liabilities	(45)	(33)
Net cash (used) provided by operating activities	(64)	129
Cash flows from investing activities:
Purchase of property and equipment	(100)	(154)
Capitalized software	(77)	(75)
Proceeds from disposition of assets, net	38	4
Other, net	6	8
Net cash used by investing activities	(133)	(217)
Cash flows from financing activities:
Debt issuance costs	(6)	—
Debt repaid	(1)	(1)
Dividends paid	(51)	(48)
Decrease in outstanding checks	(23)	(21)
Acquisition of treasury stock	(97)	—
Net cash used by financing activities	(178)	(70)
Net decrease in cash, cash equivalents and restricted cash	(375)	(158)
Cash, cash equivalents and restricted cash beginning of period	1,310	1,037
Cash, cash equivalents and restricted cash end of period	$935	$879
Supplemental cash flow information:
Interest paid	$56	$59
Interest received	16	12
Income taxes paid, net of refunds received	7	12
Restricted cash, end of period	3	3
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the "Company"), is an omni-channel retail organization operating stores, websites and mobile applications under three nameplates (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of May 3, 2025, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the "2024 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2024 10-K.
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
The Consolidated Financial Statements for the 13 weeks ended May 3, 2025 and May 4, 2024, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 3, 2025 and May 4, 2024 (which do not include the holiday season) are not necessarily indicative of such results for the full fiscal year.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 weeks ended May 3, 2025 and May 4, 2024 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 5, "Retirement Plans," for further information.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The amendments in this update enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregation by jurisdiction. These amendments allow investors to better assess how an entity's operations and tax related risks and planning affects its income tax rate and prospects for future cash flows. ASU 2023-09 is effective for the Company beginning in the fiscal year ending January 31, 2026. The Company is currently evaluating the impacts of the adoption of ASU 2023-09 on the notes to the Consolidated Financial Statements.
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
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	May 3, 2025			May 4, 2024
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$38		276.7	$62		275.2
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$38		277.6	$62		276.1
Basic earnings per share		$0.14			$0.22
Effect of dilutive securities:
Stock options and restricted stock units			3.1			4.9
	$38		280.7	$62		281.0
Diluted earnings per share		$0.13			$0.22
In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 5.9 million and 7.8 million shares of common stock and restricted stock units relating to 5.7 million and 3.0 million shares of common stock were outstanding at May 3, 2025 and May 4, 2024, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    Revenue
Net sales, which mainly consist of retail sales but also include merchandise returns, gift cards and loyalty programs, represented 96% and 97% of total revenue for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively. Other revenue generating activities consist of credit card revenues as well as Macy's Media Network revenue.

	13 Weeks Ended
Revenues	May 3, 2025	May 4, 2024
	(millions)
Women's Accessories, Shoes, Cosmetics and Fragrances	$1,943	$2,070
Women's Apparel	1,097	1,145
Men's and Kids'	951	981
Home/Other (a)	608	650
Total Net Sales	4,599	4,846

Credit card revenues, net	$154	$117
Macy's Media Network revenue, net (b)	40	37
Other Revenue	194	154

Total Revenue	$4,793	$5,000
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.
Macy's accounted for 83% and 84% of the Company's net sales for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively. In addition, digital sales accounted for 33% and 32% of the Company's net sales for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively.
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
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $182 million, $114 million and $193 million as of May 3, 2025, February 1, 2025 and May 4, 2024, respectively. Included in prepaid expenses and other current assets is an asset totaling $109 million, $72 million and $116 million as of May 3, 2025, February 1, 2025 and May 4, 2024, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Gift Cards and Customer Loyalty Programs
The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold or issued, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved, and revenue is recognized, equal to the amount redeemed for merchandise. The Company records revenue from unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are actually redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns.
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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $320 million, $353 million and $349 million as of May 3, 2025, February 1, 2025 and May 4, 2024, respectively.
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
4.    Financing Activities
The Company did not borrow or repay any debt, outside of capital lease activity, during both the 13 weeks ended May 3, 2025 and May 4, 2024.
On April 9, 2025, Macy’s Inventory Funding LLC (the “ABL Borrower”), an indirect subsidiary of the Company, and Macy’s Inventory Holdings LLC (the “ABL Parent”), a direct subsidiary of the Company and the direct parent of the ABL Borrower, entered into an amendment (the “Amendment”) to the credit agreement governing the existing $3,000 million asset-based credit facility (the “Existing ABL Credit Facility”), which was set to expire in March 2027. The Amendment reduced the asset-based credit facility to $2,100 million (the “Amended & Extended ABL Credit Facility”) and extended the maturity date to April 2030. The Amendment therefore provides Macy’s with access to $2,100 million of committed liquidity for the next five years. The ABL Borrower may request increases in the size of the Amended & Extended ABL Credit Facility up to an additional aggregate principal amount of $1,750 million. The Amended & Extended ABL Credit Facility replaces the Existing ABL Credit Facility, with similar collateral support, but reduced commercial letter of credit fees and unused facility fees.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Amended & Extended ABL Credit Facility is secured on a first priority basis (subject to customary exceptions) by (i) all assets of the ABL Borrower including all such inventory and the proceeds thereof and (ii) the equity of the ABL Borrower. The ABL Parent guarantees the ABL Borrower’s obligations under the Amended & Extended ABL Credit Facility.

The Amended & Extended ABL Credit Facility contains customary borrowing conditions including a borrowing base equal to the sum of (i) 90% of the net orderly liquidation percentage of eligible inventory, minus (ii) customary reserves. Amounts borrowed under the Amended & Extended ABL Credit Facility are subject to interest at a rate per annum equal to, at the ABL Borrower’s option, either (i) adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25% to 1.50% or (ii) a base rate plus a margin of 0.25% to 0.50%, in each case depending on revolving line utilization. The Amended & Extended ABL Credit Facility also contains customary covenants that provide for, among other things, limitations on indebtedness, liens, fundamental changes, restricted payments, and prepayment of certain indebtedness as well as customary representations and warranties and events of default typical for credit facilities of this type.

The Amended & Extended ABL Credit Facility also requires Macy’s, Inc. and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any fiscal quarter if Availability plus Suppressed Availability (each as defined in the Amended & Extended ABL Credit Facility) is less than the greater of (a) 10% of the Loan Cap (as defined in the Amended & Extended ABL Credit Facility) and (b) $175 million, in each case, as of the end of such fiscal quarter.
As of both May 3, 2025 and May 4, 2024, the Company had $144 million of standby letters of credit outstanding under the ABL Credit Facility, which reduced the available borrowing capacity to $1,956 million and $2,856 million, respectively. The Company had no outstanding borrowings under the ABL Credit Facility as of May 3, 2025 and May 4, 2024.
During the 13 weeks ended May 3, 2025, the Company repurchased approximately 8.7 million shares of its common stock pursuant to its existing stock purchase authorization for a total of approximately $101 million. During the 13 weeks ended May 4, 2024, the Company did not repurchase shares of its common stock. As of May 3, 2025, the Company had $1.3 billion of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended
	May 3, 2025	May 4, 2024
	(millions)
401(k) Qualified Defined Contribution Plan	$23	$23
Pension Plan
Interest cost	$17	$18
Expected return on assets	(28)	(29)
Recognition of net actuarial loss	1	1
	$(10)	$(10)
Supplementary Retirement Plan
Interest cost	$5	$5
Recognition of net actuarial loss	2	2
	$7	$7

Total Retirement Expense	$20	$20

Postretirement Obligations
Interest cost	$1	$1
Recognition of net actuarial gain	(2)	(2)
	$(1)	$(1)
6.    Fair Value Measurements
The Company's financial assets are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards.
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant observable inputs for the assets
Level 3: Significant unobservable inputs for the assets

The following table shows the estimated fair value of the Company's marketable equity and debt securities:

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(millions)
May 3, 2025	$36	$36	$—	$—
February 1, 2025	43	43	—	—
May 4, 2024	36	36	—	—
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table shows the estimated fair value of the Company's long-term debt, including the current portion of long-term debt:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
May 3, 2025	$2,785	$2,780	$2,348
February 1, 2025	2,785	2,779	2,467
May 4, 2024	3,007	2,998	2,766
Nonfinancial Assets
The Company reviews the carrying amount of goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. In the first quarter of 2025, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives given market conditions and concluded that it is more likely than not that the fair values exceeded the carrying values and therefore goodwill and intangible assets with indefinite lives were not impaired.
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

All outstanding amounts related to suppliers participating in the SCF programs are recorded within merchandise accounts payable in the Consolidated Balance Sheets and associated payments are included in operating activities in the Consolidated Statements of Cash Flows. The Company's outstanding obligations as of May 3, 2025, February 1, 2025 and May 4, 2024 were $114 million, $116 million and $125 million, respectively.
8.    Segments
Macy's, Inc., together with its subsidiaries, is an omni-channel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. As of May 3, 2025, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury.
All operating segments engage in similar business activities, operate in similar economic environments and have materially similar key economic metrics, among other similarities. As such, the Company aggregates all operations into a single reporting segment under the aggregation criteria.
The Company's Chief Executive Officer, Tony Spring, is its Chief Operating Decision Maker (CODM) and reviews segment performance to make resource allocation decisions and to guide strategic decisions based on net income, which is reported on the Consolidated Statements of Income. The components of segment net income that the CODM considers is consistent with the components of net income as reported on the Consolidated Statements of Income with the additional disaggregation of depreciation and amortization from selling, general and administrative expenses. Depreciation and amortization expense represented $219 million and $216 million of the total selling, general and administrative expenses 13 weeks ended May 3, 2025 and May 4, 2024, respectively.

MACY'S, INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "first quarter of 2025" and "first quarter of 2024" are to the Company's 13-week fiscal periods ended May 3, 2025 and May 4, 2024, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2024 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Risk Factors" and in "Forward-Looking Statements") and in the 2024 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes Non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures".
Quarterly Overview and Company Strategy
The Company started its second year in the implementation of its strategy, A Bold New Chapter, which firmly places energy and focus on the needs of our customer and is centered on an enhanced omni-channel shopping experience across all three of our nameplates. This strategy prioritizes improving the shopping environment and elevating the customer experience, while closing underproductive Macy's stores to focus resources and investments on its go-forward enterprise. During the first quarter of 2025, the Company continued to make progress on the three pillars within the Bold New Chapter strategy, as follows:
•.Strengthen and Reimagine the Macy's nameplate
◦Macy's net promoter scores continued to improve year-over-year.
◦Reimagine 125 Locations: In early February 2025, we overlaid successful initiatives from the First 50 locations to an additional 75 stores for a total 125 reimagined Macy's locations. The additional 75 stores have continued emphasis on customer experience, and build on learnings from the first year of our Bold New Chapter strategy. The Reimagine 125 locations outperformed the rest of the Macy's fleet in the first quarter of 2025. Customers are responding well to our redefined product and experience.
◦Revitalize assortment: Our assortment matrix evolution continues to gain traction. Recently introduced contemporary apparel brands Good American, Theory and Nic+Zoe have been well-received, and Coach and Donna Karan continue to resonate with our customers. Our off-price concept, Backstage, and Macy's Marketplace remained strong. In the first quarter of 2025, Backstage outperformed the full-line stores in which it operates by several hundred basis points while Marketplace achieved approximately 40% gross merchandise value growth. Backstage and Marketplace fill white space in our assortments and help us maintain loyal customers seeking more price and brand variety.
•.Accelerate luxury growth
◦Bloomingdale's: Bloomingdale's positive comparable sales in the first quarter of 2025 benefited from brand launches such as Prada shoes and handbags online, Reformation ready-to-wear and Burberry, and also benefited from improvements in availability and pricing. Bloomingdale's continues to emphasize exclusive partnerships and collaborations that align and reinforce its core identity, positioning and strategy.
◦Bluemercury: Bluemercury achieved its 17th consecutive quarter of comparable sales growth driven by the 24 new and remodeled doors opened in 2024, ongoing strength in dermatological skincare, recent brand launches, and a more targeted approach to loyalty communications and offers.
•.Simplify and modernize end-to-end operations
◦Efforts to drive meaningful change for our customers, and operational and financial performance, continues to move forward. We are simplifying our business model, containing the cost to serve across the value chain, streamlining its asset portfolio to deliver profitable sales growth, and reinvesting the benefits captured to self-fund an improved Macy's customer shopping experience.

Comparable sales highlights for the first quarter of 2025 versus the first quarter of 2024 related to components of A Bold New Chapter strategy are as follows:
•Macy's, Inc. comparable sales declined 2.0% on an owned basis and declined 1.2% on an owned-plus-licensed-plus-marketplace basis.
◦Macy's, Inc. go-forward business comparable sales, inclusive of go-forward locations and digital across nameplates, declined 1.8% on an owned basis and declined 0.9% on an owned-plus-licensed-plus-marketplace basis.

MACY'S, INC.
•Company's nameplate highlights include:
◦Macy's comparable sales declined 2.9% on an owned basis and declined 2.1% on an owned-plus-licensed-plus-marketplace basis. Macy's go-forward business comparable sales, inclusive of Macy’s go-forward locations and digital, declined 2.7% on an owned basis and declined 1.9% on an owned-plus-licensed-plus-marketplace basis.
•Reimagine 125 locations comparable sales, included within Macy's go-forward business comparable sales, declined 1.3% on an owned basis and declined 0.8% on an owned-plus-licensed basis.
◦Bloomingdale's comparable sales increased 3.0% on an owned basis and increased 3.8% on an owned-plus-licensed-plus-marketplace basis.
◦Bluemercury comparable sales increased 1.5% on an owned basis.
Results of Operations
Comparison of the First Quarter of 2025 and the First Quarter of 2024

	First Quarter of 2025			First Quarter of 2024
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$4,599			$4,846
Other revenue	194	4.2%		154	3.2%
Total revenue	4,793			5,000
Cost of sales	(2,795)	(60.8)%		(2,946)	(60.8)%
Selling, general and administrative expenses	(1,913)		(39.9)%	(1,911)		(38.2)%
Gains on sale of real estate	16		0.3%	1		—%
Impairment, restructuring and other costs	(7)		(0.1)%	(19)		(0.4)%
Operating income	$94		2.0%	$125		2.5%

Net income	$38			$62

Diluted earnings per share	$0.13			$0.22

Supplemental Financial Measures
Gross margin	$1,804	39.2%		$1,900	39.2%
Decrease in comparable sales on an owned basis	(2.0)%			(1.2)%

Supplemental Non-GAAP Financial Measures
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(1.2)%			(0.3)%
Adjusted diluted earnings per share	$0.16			$0.27
Adjusted EBITDA	$324			$364
Core adjusted EBITDA	$308			$363
See pages 22 to 24 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

MACY'S, INC.

	First Quarter of 2025	First Quarter of 2024
Net sales	$4,599	$4,846
Decrease in comparable sales on an owned basis	(2.0)%	(1.2)%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(1.2)%	(0.3)%
Net sales for the first quarter of 2025 decreased $247 million, or 5.1%, compared to the first quarter of 2024. The decline was mainly due to the closing of the 64 non-go-forward locations last year, which contributed to approximately $170 million of the decline in net sales. Sales growth during the first quarter of 2025 at Bloomingdale’s and Bluemercury was offset primarily by weakness in Macy’s due to weaker than expected international tourism.

	First Quarter of 2025		First Quarter of 2024
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$154	3.3%	$117	2.4%
Macy's Media Network, net	40	0.9%	37	0.8%
Other revenue	$194	4.2%	$154	3.2%
The increase in other revenues included a $37 million increase in credit card revenues primarily due to higher profit share, reflecting both a strong credit portfolio and continued active management of net credit card losses. Macy's Media Network grew $3 million, or 8% from the first quarter of 2024, driven by growth in advertiser spend.

	First Quarter of 2025	First Quarter of 2024
Cost of sales	$(2,795)	(2,946)
As a percent to net sales	60.8%	60.8%
Gross margin	$1,804	$1,900
As a percent to net sales	39.2%	39.2%
Gross margin rate was flat and merchandise margin rate1 improved 40 basis points in the first quarter of 2025 compared to the first quarter of 2024. The increase in merchandise margin rate is primarily due to favorable shortage and lower liquidations, offset by higher delivery expense as a percent of net sales.

	First Quarter of 2025	First Quarter of 2024
SG&A expenses	$(1,913)	$(1,911)
As a percent to total revenue	39.9%	38.2%
SG&A expenses increased $2 million, or 0.1%, in the first quarter of 2025 compared to the first quarter of 2024. During the first quarter of 2025, the Company continued to invest in customer-facing go-forward business initiatives through its end-to-end operations work and savings from closed locations. The increase in SG&A expenses as a percent to total revenue in the first quarter of 2025 was due to a decline in net sales compared to the first quarter of 2024.

	First Quarter of 2025	First Quarter of 2024
Gains on sale of real estate	$16	$1
Asset sale gains in the first quarter of 2025 reflected the monetization of store locations and right-sizing of the Company's supply chain network.
1 Merchandise margin is defined as net sales less cost of sales less net delivery expense.

MACY'S, INC.

	First Quarter of 2025	First Quarter of 2024
Net interest expense	$(27)	$(31)
The decrease in net interest expense in the first quarter of 2025 compared to the first quarter of 2024 was primarily driven by reduction in interest expense as a result of the tender offer completed in the third quarter of 2024, in which $221 million aggregate principal amount of certain senior notes and debentures were tendered for early settlement.

	First Quarter of 2025	First Quarter of 2024
Effective tax rate	44.1%	36.7%
Federal income statutory rate	21%	21%
The income tax expense of $30 million, or 44.1% of pretax income, for the first quarter of 2025 and $36 million, or 36.7% of pretax income, for the first quarter of 2024, reflect a different effective tax rate as compared to the Company’s federal income tax statutory rate of 21%. The income tax effective rates for the first quarter of 2025 and the first quarter of 2024 were impacted primarily by the effect of state and local taxes and the vesting and cancellation of certain stock-based compensation awards.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the Amended & Extended ABL Credit Facility. Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, lease obligations, merchandise purchase obligations, retirement plan benefits, and self-insurance reserves. Merchandise purchase obligations represent future merchandise payables for inventory purchased from various suppliers through contractual arrangements and are expected to be funded through cash from operations.
The Company believes that, assuming no change in its current business plan, its available cash, together with expected future cash generated from operations, the amount available under the Amended & Extended ABL Credit Facility, and credit available in the market, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures, and cash dividends for at least the next twelve months and the foreseeable future thereafter.
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
The Company ended the first quarter of 2025 with a cash and cash equivalents balance of $932 million, an increase of $56 million from $876 million at the end of the first quarter of 2024. The Company is party to an ABL Credit Facility with certain financial institutions providing for a $2,100 million asset-based credit facility. As of May 3, 2025, borrowing availability was $1,956 million, which reflects a $144 million reduction due to standby letters of credit outstanding.

	2025	2024
Net cash (used) provided by operating activities	$(64)	$129
Net cash used by investing activities	(133)	(217)
Net cash used by financing activities	(178)	(70)
Operating Activities
The net cash used by operating activities in the current year versus net cash provided by operating activities in the prior year was primarily driven by increased working capital requirements and lower earnings after excluding non-cash adjustments.
Investing Activities
The Company's capital expenditures were $177 million in 2025 compared to $229 million in 2024. Capital expenditures in the current year are primarily focused on digital and technology investments as well as omni-channel capabilities.

MACY'S, INC.
Financing Activities
Dividends
The Company paid dividends totaling $51 million and $48 million in 2025 and 2024, respectively.
On May 16, 2025, the Company announced that its Board of Directors declared a regular quarterly dividend of 18.24 cents per share on its common stock, which will be paid on July 1, 2025, to shareholders of record at the close of business on June 13, 2025. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.
Stock Repurchases
On February 22, 2022, the Board of Directors authorized a new $2,000 million share repurchase program, which does not have an expiration date. During the first quarter of 2025, the Company repurchased approximately 8.7 million shares of its common stock at an average cost of $11.66 per share on the open market under its share repurchase program. The Company did not repurchase any shares of its common stock during the first quarter of 2024. As of May 3, 2025, $1,274 million remained available under the authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.
Debt Transactions
On April 9, 2025, Macy’s Inventory Funding LLC (the “ABL Borrower”), an indirect subsidiary of Macy’s, Inc. (“Macy’s”), and Macy’s Inventory Holdings LLC (the “ABL Parent”), a direct subsidiary of Macy’s and the direct parent of the ABL Borrower, entered into an amendment (the “Amendment”) to the credit agreement governing the existing $3,000 million asset-based credit facility (the “Existing ABL Credit Facility”), which was set to expire in March 2027. The Amendment reduced the asset-based credit facility to $2,100 million (the “Amended & Extended ABL Credit Facility”) and extended the maturity date to April 2030. The Amendment therefore provides Macy’s with access to $2,100 million of committed liquidity for the next five years. The ABL Borrower may request increases in the size of the Amended & Extended ABL Credit Facility up to an additional aggregate principal amount of $1,750 million. The Amended & Extended ABL Credit Facility replaces the Existing ABL Credit Facility, with similar collateral support, but reduced commercial letter of credit fees and unused facility fees.
The Amended & Extended ABL Credit Facility is secured on a first priority basis (subject to customary exceptions) by (i) all assets of the ABL Borrower including all such inventory and the proceeds thereof and (ii) the equity of the ABL Borrower. The ABL Parent guarantees the ABL Borrower’s obligations under the Amended & Extended ABL Credit Facility.

The Amended & Extended ABL Credit Facility contains customary borrowing conditions including a borrowing base equal to the sum of (i) 90% of the net orderly liquidation percentage of eligible inventory, minus (ii) customary reserves. Amounts borrowed under the Amended & Extended ABL Credit Facility are subject to interest at a rate per annum equal to, at the ABL Borrower’s option, either (i) adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25% to 1.50% or (ii) a base rate plus a margin of 0.25% to 0.50%, in each case depending on revolving line utilization. The Amended & Extended ABL Credit Facility also contains customary covenants that provide for, among other things, limitations on indebtedness, liens, fundamental changes, restricted payments, and prepayment of certain indebtedness as well as customary representations and warranties and events of default typical for credit facilities of this type.

The Amended & Extended ABL Credit Facility also requires Macy’s, Inc. and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any fiscal quarter if Availability plus Suppressed Availability (each as defined in the Amended & Extended ABL Credit Facility) is less than the greater of (a) 10% of the Loan Cap (as defined in the Amended & Extended ABL Credit Facility) and (b) $175 million, in each case, as of the end of such fiscal quarter.
The Company had no outstanding borrowings under the ABL Credit Facility as of May 3, 2025 and May 4, 2024.
Contractual Obligations
As of May 3, 2025, other than the financing transactions discussed in Note 4 to the accompanying Consolidated Financial Statements, there were no material changes to the Company's contractual obligations and commitments outside the ordinary course of business since February 1, 2025, as reported in the Company's 2024 Form 10-K.

MACY'S, INC.
Guarantor Summarized Financial Information
The Company had $2,785 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the "Unsecured Notes") outstanding as of both May 3, 2025 and February 1, 2025 with maturities ranging from 2025 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC ("MRH" or "Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior unsecured obligations, senior to any of the Company's future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company's subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company's secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantees are effectively subordinated to all of the Subsidiary Issuer's and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $9,914 million and $9,905 million as of May 3, 2025 and February 1, 2025, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $359 million for the 13 weeks ended May 3, 2025 has been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.
Summarized Balance Sheets

	May 3, 2025	February 1, 2025
	(in millions)
ASSETS
Current Assets	$1,023	$1,160
Noncurrent Assets	5,673	5,727
LIABILITIES
Current Liabilities	$1,479	$1,744
Noncurrent Liabilities (a)	6,789	6,493
(a)Includes net amounts due to non-Guarantor subsidiaries of $1 million and $1 million as of May 3, 2025 and February 1, 2025, respectively.
Summarized Statement of Operations

13 Weeks Ended May 3, 2025
(in millions)
Net sales	$171
Consignment commission income (a)	701
Other revenue	33
Cost of sales	(87)
Operating loss	(361)
Loss before income taxes (b)	(51)
Net loss	48
(a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.
(b)Includes $370 million of dividend income from non-Guarantor subsidiaries for the 13 weeks ended May 3, 2025.

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

	13 Weeks Ended May 3, 2025
	Macy's, Inc.	Macy's
Decrease in comparable sales on an owned basis (Note 1)	(2.0%)	(2.9%)
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.8%	0.8%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(1.2%)	(2.1%)

	13 Weeks Ended May 3, 2025
	Macy's, Inc. go-forward business	Macy's go-forward business	Bloomingdale's	Bluemercury
Increase (decrease) in comparable sales on an owned basis (Note 1)	(1.8)%	(2.7)%	3.0%	1.5%
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.9%	0.8%	0.8%	—%
Increase (decrease) in comparable sales on an owned-plus-licensed-plus-marketplace basis	(0.9%)	(1.9%)	3.8%	1.5%

13 Weeks Ended May 3, 2025
Macy's Reimagine 125 locations
Decrease in comparable sales on an owned basis (Note 1)	(1.3%)
Impact of departments licensed to third parties (Note 2)	0.5%
Decrease in comparable sales on an owned-plus-licensed basis	(0.8%)

MACY'S, INC.

13 Weeks Ended May 4, 2024
Macy's, Inc.
Decrease in comparable sales on an owned basis (Note 1)	(1.2%)
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.9%
Decrease in comparable sales on an owned-plus-licensed-plus-marketplace basis	(0.3%)

Notes:
(1)Represents the period-to-period percentage change in net sales from stores in operation for one full fiscal year for the 13 weeks ended May 3, 2025 and May 4, 2024. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties and marketplace. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.
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
EBITDA, Adjusted EBITDA and Core Adjusted EBITDA
The following is a tabular reconciliation of the non-GAAP financial measure EBITDA, adjusted EBITDA and core adjusted EBITDA to GAAP net income, which the Company believes to be the most directly comparable GAAP measure.

	13 Weeks Ended May 3, 2025	13 Weeks Ended May 4, 2024
	(millions)
Net income	$38	$62
Interest expense - net	27	31
Losses on early retirement of debt	3	—
Federal, state and local income tax expense	30	36
Depreciation and amortization	219	216
EBITDA	317	345
Impairment, restructuring and other costs	7	19
Adjusted EBITDA	324	364
Gains on sale of real estate	(16)	(1)
Core adjusted EBITDA	$308	$363
Adjusted Net Income and Adjusted Diluted Earnings Per Share

MACY'S, INC.
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income to GAAP net income and adjusted diluted earnings per share to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	13 Weeks Ended May 3, 2025		13 Weeks Ended May 4, 2024
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$38	$0.13	$62	$0.22
Impairment, restructuring and other costs	7	0.03	19	0.07
Losses on early retirement of debt	3	—	—	—
Income tax impact of certain items noted above	(2)	(0.01)	(4)	(0.02)
As adjusted to exclude certain items above	$46	$0.16	$77	$0.27
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the Company's market risk as described in the Company's 2024 10-K. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2024 10-K.
Item 4.    Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 3, 2025, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of May 3, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors.
Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A."Risk Factors" in the Company's 2024 Form 10-K. The risk factor below is revised to read as follows:
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
We source certain of our private label products from factories in China, Vietnam, India, Indonesia, Cambodia and other countries. Since 2017, the U.S. and China have been engaged in a trade dispute that has involved a number of actions against China including the imposition of tariffs on Chinese imports; sanctions on Chinese military-industrial complex companies; stricter reviews of direct investments in the U.S. by Chinese companies; and detention by U.S. Customs of products made in Xinjiang involving alleged human rights violations, which have or may prompt countersanctions or other retaliatory actions from the Chinese government. In addition, differing policies on China–Taiwan and the Russia–Ukraine war have further strained relations between the countries. These geopolitical, trade and investment tensions have created additional uncertainty and increased risk in doing business in China, including potential supply disruptions and higher costs of our products sourced or imported from China.

MACY'S, INC.
On February 1, 2025, President Trump issued executive orders imposing a 25% tariff on products imported from Canada and Mexico, effective March 4, 2025, and a 10% tariff on products imported from China, effective February 4, 2025. An additional 10% increase in the China tariffs became effective March 4, 2025. Since then, the Trump Administration has taken a number of additional actions on tariffs and trade policy, including, among others, imposing a 10% reciprocal tariff on all imports effective April 5, 2025 and further increasing tariffs on Chinese imported goods to as high as 125% (145% with previous 20% China-specific tariff) effective April 10, 2025. Following reciprocal tariff increases from China to 125% on U.S. imported goods, on May 12, 2025 it was announced the U.S. and China agreed to reduce U.S. tariffs on Chinese goods to 30% and Chinese tariffs on U.S. goods to 10%, for 90 days. Selective price increases are expected across our product categories as a result of these tariffs and tariffs imposed on other countries from which we source. While we have included assumptions on gross margin impact and other assumptions in our earnings guidance that we believe are reasonable, the amount and timing of any price increases and the extent to which the increases will be absorbed by or shared with vendors or can be passed on to consumers is not fully known. In addition, volatility in tariff rates and trade policy is creating uncertainty among businesses and consumers that to a certain extent has already and may continue to negatively impact demand for consumer discretionary products and contribute to a heightened competitive promotional landscape. Increased prices and reduced demand for the products we sell could have a material adverse impact on our business, results of operations and profitability.
We continue to evaluate the impact of currently effective tariffs, including potential future retaliatory tariffs, as well as other recent changes in foreign trade policy and the U.S. Administration on our supply chain, costs, sales and profitability, and are working through strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. The mitigation strategies we have taken or may take in the future, may not be effective or be able to be effectuated in a timely manner, or at all. At this time, it is unknown how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs between the U.S. and China and other countries will be imposed. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China and other countries, as well as general uncertainty in the tariff environment, could negatively impact our business, results of operations and liquidity if they seriously disrupt the movement of products through our supply chain or increase their cost.
If our vendors, or any raw material vendors on which our vendors or our private label business relies, suffer prolonged manufacturing or transportation disruptions due to public health conditions or other unforeseen events, our ability to source product could be adversely impacted which would adversely affect our results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company’s purchase of Common Stock during the first quarter of 2025.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) ($)
	(thousands)		(thousands)	(millions)
February 2, 2025 - March 1, 2025	3	$14.35	—	$1,375
March 2, 2025 - April 5, 2025	2,638	12.77	2,637	1,341
April 6, 2025 - May 3, 2025	6,023	11.18	6,023	1,274
	8,664	$11.66	8,660
(a)    On February 22, 2022, the Company announced that its Board of Directors authorized a $2,000 million share repurchase program, which does not have an expiration date. As of May 3, 2025, $1,274 million of shares remained available for repurchase pursuant to this authorization. The Company may continue, discontinue or resume purchases of common stock under this authorization or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

MACY'S, INC.
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
Trading Arrangements
None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended May 3, 2025.

MACY'S, INC.
Item 6.    Exhibits.

10.1†
Fourth Amendment to Credit Agreement, dated as of April 9, 2025, by and among Macy’s Inventory Funding LLC, Macy’s Inventory Holdings LLC, the lenders party thereto and Bank of America, N.A., as agent, issuer and swing line lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2025)

10.2+	2025-2027 Performance-Based Restricted Stock Unit Terms and Conditions under the 2024 Equity and Incentive Compensation Plan*

10.3	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2024 Equity and Incentive Compensation Plan*

22	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2023)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 3, 2025, filed on June 5, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________
+    Portions of the exhibit have been omitted pursuant to a request for confidential treatment or because it is both not material and is of the type the registrant treats as confidential.

*     Constitutes a compensatory plan or arrangement.

† Certain schedules, exhibits, and appendices have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any omitted schedule, exhibit, or appendix to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY'S, INC.

	By:	/s/ TRACY M. PRESTON
Tracy M. Preston Chief Legal Officer and Corporate Secretary

	By:	/s/ PAUL GRISCOM
Paul Griscom Senior Vice President and Controller

Date: June 5, 2025