Form 10-Q
period 2025-08-02
Macy's, Inc.
filed 2025-09-10
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2025
Common Stock, $.01 par value per share	268,505,751 shares

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$4,812	$4,937	$9,411	$9,783
Other revenue	187	159	380	313
Total revenue	4,999	5,096	9,791	10,096

Cost of sales	(2,900)	(2,938)	(5,695)	(5,884)
Selling, general and administrative expenses	(1,944)	(1,973)	(3,856)	(3,884)
Gains on sale of real estate	16	36	32	37
Impairment, restructuring and other (costs) benefits	(22)	1	(30)	(19)
Operating income	149	222	242	346
Benefit plan income, net	4	4	8	8
Interest expense, net	(25)	(31)	(51)	(62)
Loss on extinguishment of debt	(13)	—	(17)	—
Income before income taxes	115	195	182	292
Federal, state and local income tax expense	(28)	(45)	(58)	(80)
Net income	$87	$150	$124	$212
Basic earnings per share	$0.32	$0.54	$0.45	$0.77
Diluted earnings per share	$0.31	$0.53	$0.44	$0.75
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(millions)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income	$87	$150	$124	$212
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	1	—	1	1
Tax effect related to items of other comprehensive income	(1)	—	(1)	(1)
Total other comprehensive income, net of tax effect	—	—	—	—
Comprehensive income	$87	$150	$124	$212
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions)

	August 2, 2025	February 1, 2025	August 3, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$829	$1,306	$646
Receivables	211	303	268
Merchandise inventories	4,342	4,468	4,378
Prepaid expenses and other current assets	430	385	403
Income taxes receivable	13	17	47
Total Current Assets	5,825	6,479	5,742
Property and Equipment - net of accumulated depreciation and amortization of $4,396, $4,177 and $4,521	4,903	5,070	5,234
Right of Use Assets	2,210	2,243	2,345
Goodwill	828	828	828
Other Intangible Assets – net	423	425	428
Other Assets	1,362	1,357	1,291
Total Assets	$15,551	$16,402	$15,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$194	$6	$6
Merchandise accounts payable	1,818	1,893	1,871
Accounts payable and accrued liabilities	2,195	2,625	2,127
Income taxes payable	12	—	—
Total Current Liabilities	4,219	4,524	4,004
Long-Term Debt	2,432	2,773	2,993
Long-Term Lease Liabilities	2,855	2,927	3,013
Deferred Income Taxes	723	724	725
Other Liabilities	871	902	932
Shareholders' Equity	4,451	4,552	4,201
Total Liabilities and Shareholders’ Equity	$15,551	$16,402	$15,868
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at February 1, 2025	$3	$300	$6,499	$(1,801)	$(449)	$4,552
Net income			38			38
Common stock dividends ($0.1824 per share)		1	(52)			(51)
Stock repurchases				(101)		(101)
Stock-based compensation expense		13				13
Stock issued under stock plans		(79)		79		—
Balance at May 3, 2025	$3	$235	$6,485	$(1,823)	$(449)	$4,451
Net income			87			87
Common stock dividends ($0.1824 per share)		1	(51)			(50)
Stock repurchases				(52)		(52)
Stock-based compensation expense		15				15
Stock issued under stock plans		(4)		4		—
Balance at August 2, 2025	$3	$247	$6,521	$(1,871)	$(449)	$4,451

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - (Continued)
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at February 3, 2024	$3	$352	$6,088	$(1,912)	$(496)	$4,035
Net income			62			62
Common stock dividends ($0.1737 per share)			(48)			(48)
Stock-based compensation expense		13				13
Stock issued under stock plans		(71)		70		(1)
Cumulative-effect adjustment (a)			23			23
Balance at May 4, 2024	$3	$294	$6,125	$(1,842)	$(496)	$4,084
Net Income			150			150
Common stock dividends ($0.1737 per share)		1	(49)			(48)
Stock-based compensation expense		15				15
Stock issued under stock plans		(33)		33		—
Balance at August 3, 2024	$3	$277	$6,226	$(1,809)	$(496)	$4,201

(a) Represents the cumulative-effect adjustment for the change in inventory valuation method.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	26 Weeks Ended
	August 2, 2025	August 3, 2024
Cash flows from operating activities:
Net income	$124	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	30	19
Depreciation and amortization	437	429
Stock-based compensation expense	28	28
Gains on sale of real estate	(32)	(37)
Benefit plans	1	1
Amortization of financing costs and premium on acquired debt	6	5
Deferred income taxes	(1)	(35)
Changes in assets and liabilities:
Decrease in receivables	92	25
Decrease in merchandise inventories	123	39
Increase in prepaid expenses and other current assets	(54)	(10)
Decrease in merchandise accounts payable	(35)	(32)
Decrease in accounts payable and accrued liabilities	(405)	(369)
Increase (decrease) in current income taxes	9	(88)
Change in other assets and liabilities	(68)	(50)
Net cash provided by operating activities	255	137
Cash flows from investing activities:
Purchase of property and equipment	(179)	(271)
Capitalized software	(164)	(161)
Proceeds from disposition of assets, net	75	51
Other, net	6	8
Net cash used by investing activities	(262)	(373)
Cash flows from financing activities:
Debt issued	500	—
Debt issuance costs	(13)	—
Debt repaid	(651)	(1)
Debt repurchase premium and expenses	(11)	—
Dividends paid	(100)	(96)
Decrease in outstanding checks	(47)	(55)
Acquisition of treasury stock	(149)	—
Net cash used by financing activities	(471)	(152)
Net decrease in cash, cash equivalents and restricted cash	(478)	(388)
Cash, cash equivalents and restricted cash beginning of period	1,310	1,037
Cash, cash equivalents and restricted cash end of period	$832	$649
Supplemental cash flow information:
Interest paid	$113	$79
Interest received	27	22
Income taxes paid, net of refunds received	50	203
Restricted cash, end of period	3	3
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the "Company"), is an omni-channel retail organization operating stores, websites and mobile applications under three nameplates (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of August 2, 2025, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury.
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
The Consolidated Financial Statements for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024 (which do not include the holiday season) are not necessarily indicative of such results for the full fiscal year.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 5, "Retirement Plans," for further information.
Income Taxes
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (the “OBBBA”). Included in this legislation are provisions that allow for the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The Company does not expect the provisions of the OBBBA to have a material impact to its estimated fiscal 2025 effective tax rate and expects the provisions to ultimately decrease its fiscal 2025 cash tax payments.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The amendments in this update enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregation by jurisdiction. These amendments allow investors to better assess how an entity's operations and tax related risks and planning affects its income tax rate and prospects for future cash flows. ASU 2023-09 is effective for the Company beginning in the fiscal year ending January 31, 2026. The Company is currently evaluating the impacts of the adoption of ASU 2023-09 on the Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. ASU 2024-03 is effective for the Company beginning in the fiscal year ending January 29, 2028. The Company is currently evaluating the impacts of the adoption of ASU 2024-03 on the Consolidated Financial Statements.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending January 30, 2027. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the Consolidated Financial Statements.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	August 2, 2025			August 3, 2024
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$87		271.0	$150		276.7
Shares to be issued under deferred compensation and other plans			0.8			1.0
	$87		271.8	$150		277.7
Basic earnings per share		$0.32			$0.54
Effect of dilutive securities:
Restricted stock units			4.1			3.9
	$87		275.9	$150		281.6
Diluted earnings per share		$0.31			$0.53

	26 Weeks Ended
	August 2, 2025			August 3, 2024
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$124		273.8	$212		276.0
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$124		274.7	$212		276.9
Basic earnings per share		$0.45			$0.77
Effect of dilutive securities:
Restricted stock units			3.6			4.4
	$124		278.3	$212		281.3
Diluted earnings per share		$0.44			$0.75
In addition to the restricted stock units reflected in the foregoing table, stock options to purchase 5.9 million and 8.0 million shares of common stock and restricted stock units relating to 1.0 million and 0.3 million shares of common stock were outstanding at August 2, 2025 and August 3, 2024, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    Revenue
Net sales, which mainly consist of retail sales but also include merchandise returns, gift cards and loyalty programs, represented 96% of total revenue for both the 13 and 26 weeks ended August 2, 2025 and 97% of total revenue for both the 13 and 26 weeks ended August 3, 2024. Other revenue generating activities consist of credit card revenues and Macy's Media Network revenue.

	13 Weeks Ended		26 Weeks Ended
Revenues	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(millions)
Women's Accessories, Shoes, Cosmetics and Fragrances	$1,954	$1,990	$3,896	$4,060
Women's Apparel	1,094	1,120	2,192	2,265
Men's and Kids'	1,028	1,056	1,980	2,037
Home/Other (a)	736	771	1,343	1,421
Total Net Sales	4,812	4,937	$9,411	$9,783

Credit card revenues, net	$153	$125	$306	$242
Macy's Media Network revenue, net (b)	34	34	74	71
Other Revenue	187	159	380	313

Total Revenue	$4,999	$5,096	$9,791	$10,096
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.
Macy's accounted for 84% and 83% of the Company's net sales for the 13 and 26 weeks ended August 2, 2025, respectively, and 85% of the Company's net sales for both the 13 and 26 weeks ended August 3, 2024. In addition, digital sales accounted for 31% and 29% of the Company's net sales for the 13 weeks ended August 2, 2025 and August 3, 2024, respectively, and 32% and 31% of the Company's net sales for the 26 weeks ended August 2, 2025 and August 3, 2024, respectively.
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
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $129 million, $114 million and $120 million as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively. Included in prepaid expenses and other current assets is an asset totaling $82 million, $72 million and $75 million as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $301 million, $353 million and $334 million as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    Financing Activities
Q2 2025 Debt Financing Activities
The following table details the Company's debt repayments during the 26 weeks ended August 2, 2025 and August 3, 2024:

	26 and 13 weeks ended
	August 2, 2025	August 3, 2024
	(millions)
Short-term debt
7.60% Debentures due 2025	$6	$—
	6	—
Long-term debt
6.79% Senior debentures due 2027	27	—
6.70% Senior exchanged debentures due 2028	54	—
8.75% Senior exchanged debentures due 2029	13	—
5.875% Senior notes due 2029	326	—
5.875% Senior notes due 2030	224	—
	644	—

Total debt	$650	$—
On July 29, 2025, Macy’s Retail Holdings, LLC (“MRH”), a wholly owned subsidiary of Macy’s, Inc., completed an offering of $500 million in aggregate principal amount of 7.375% senior notes due 2033 (the “2033 Notes”) in a private offering (the “Notes Offering”). The 2033 Notes mature on August 1, 2033. The 2033 Notes are senior unsecured obligations of MRH and are unconditionally guaranteed on a senior unsecured basis by Macy’s, Inc. MRH used the net proceeds from the Notes Offering, together with cash on hand, to (i) fund a tender offer for certain outstanding senior notes and debentures, (ii) redeem approximately $587 million of certain other outstanding senior notes and debentures, and (iii) to pay fees, premiums and expenses in connection with the Notes Offering, tender offer and redemption.
On July 29, 2025, the Company completed a tender offer in which $251 million aggregate principal amount of certain senior notes and debentures were tendered for early settlement and purchased by MRH for a total total cash cost of $255 million.
On July 29, 2025, the Company redeemed $393 million aggregate principal amount of certain senior notes and debentures due in 2028 and 2029. In addition, prior to August 2, 2025, the Company issued an irrevocable notice of redemption to redeem $194 million aggregate principal amount of senior debentures due in 2028 and 2029. Redemption occurred after the end of the second quarter of 2025, resulting in a total redemption of $587 million of senior notes and debentures. As a result of the irrevocable notice of redemption, $194 million of debt has been classified as short-term debt on the Consolidated Balance Sheet as of August 2, 2025.
The Company recognized a $13 million loss related to the extinguishment of debt on the Consolidated Statements of Income during the second quarter of 2025 as a result of the transactions above.
ABL Credit Facility
On April 9, 2025, Macy’s Inventory Funding LLC (the “ABL Borrower”), an indirect subsidiary of the Company, and Macy’s Inventory Holdings LLC (the “ABL Parent”), a direct subsidiary of the Company and the direct parent of the ABL Borrower, entered into an amendment (the “Amendment”) to the credit agreement governing the existing $3,000 million asset-based credit facility (the “Existing ABL Credit Facility”), which was set to expire in March 2027. The Amendment reduced the asset-based credit facility to $2,100 million (the “Amended & Extended ABL Credit Facility”) and extended the maturity date to April 2030. The Amendment therefore provides the Company with access to $2,100 million of committed liquidity for the next five years. The ABL Borrower may request increases in the size of the Amended & Extended ABL Credit Facility up to an additional aggregate principal amount of $1,750 million. The Amended & Extended ABL Credit Facility replaces the Existing ABL Credit Facility, with similar collateral support, but reduced commercial letter of credit fees and unused facility fees.

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
As of August 2, 2025 and August 3, 2024, the Company had $143 million and $144 million of standby letters of credit outstanding under the ABL Credit Facility, respectively, which reduced the available borrowing capacity to $1,957 million and $2,856 million, respectively. The Company had no outstanding borrowings under the ABL Credit Facility as of August 2, 2025 and August 3, 2024.
Other Financing Activities
During the 13 and 26 weeks ended August 2, 2025, the Company repurchased approximately 4.0 million and 12.6 million shares of its common stock pursuant to its existing stock purchase authorization for a total of approximately $50 million and $151 million, respectively. During the 13 and 26 weeks ended August 3, 2024, the Company did not repurchase shares of its common stock. As of August 2, 2025, the Company had $1,224 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(millions)
401(k) Qualified Defined Contribution Plan	$21	$23	$44	$46
Pension Plan
Interest cost	$17	$18	34	36
Expected return on assets	(27)	(29)	(55)	(58)
Recognition of net actuarial loss	1	1	2	2
	$(9)	$(10)	$(19)	$(20)
Supplementary Retirement Plan
Interest cost	$5	$6	$10	$11
Recognition of net actuarial loss	1	1	3	3
	$6	$7	$13	$14

Total Retirement Expense	$18	$20	$38	$40

Postretirement Obligations
Interest cost	$1	$1	$2	$2
Recognition of net actuarial gain	(1)	(1)	(3)	(3)
Amortization of prior service credit	(1)	(1)	$(1)	$(1)
	$(1)	$(1)	$(2)	$(2)
6.    Fair Value Measurements
The Company's financial assets are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards.
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant observable inputs for the assets
Level 3: Significant unobservable inputs for the assets

The following table shows the estimated fair value of the Company's marketable equity and debt securities:

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(millions)
August 2, 2025	$38	$38	$—	$—
February 1, 2025	43	43	—	—
August 3, 2024	38	38	—	—
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table shows the estimated fair value of the Company's long-term debt, including the current portion of long-term debt:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
August 2, 2025	$2,635	$2,626	$2,336
February 1, 2025	2,785	2,779	2,467
August 3, 2024	3,007	2,999	2,709
Nonfinancial Assets
The Company reviews the carrying amount of goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. For the Company's annual impairment assessment as of the end of fiscal May 2025, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and therefore goodwill and intangible assets with indefinite lives were not impaired.
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

All outstanding amounts related to suppliers participating in the SCF programs are recorded within merchandise accounts payable in the Consolidated Balance Sheets and associated payments are included in operating activities in the Consolidated Statements of Cash Flows. The Company's outstanding obligations as of August 2, 2025, February 1, 2025 and August 3, 2024 were $136 million, $116 million and $157 million, respectively.
8.    Segments
Macy's, Inc., together with its subsidiaries, is an omni-channel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. As of August 2, 2025, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury.
All operating segments engage in similar business activities, operate in similar economic environments and have materially similar key economic metrics, among other similarities. As such, the Company aggregates all operations into a single reporting segment under the aggregation criteria.
The Company's Chief Executive Officer, Tony Spring, is its Chief Operating Decision Maker ("CODM") and reviews segment performance to make resource allocation decisions and to guide strategic decisions based on net income, which is reported on the Consolidated Statements of Income. The components of segment net income that the CODM considers are consistent with the components of net income as reported on the Consolidated Statements of Income with the additional disaggregation of depreciation and amortization from selling, general and administrative expenses. Depreciation and amortization expense represented $218 million and $213 million and $437 million and $429 million of the total selling, general and administrative expenses for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024, respectively.

MACY'S, INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "second quarter of 2025" and "second quarter of 2024" are to the Company's 13-week fiscal periods ended August 2, 2025 and August 3, 2024, respectively. References to the "first half of 2025" or "2025" and the "first half of 2024" or "2024" are to the Company's 26-week fiscal periods ended August 2, 2025 and August 3, 2024, respectively.
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
Quarterly Overview and Company Strategy
The Company is in its second year of the execution of its strategy, A Bold New Chapter, which firmly places energy and focus on the needs of our customer and is centered on an enhanced omni-channel shopping experience across all three of our nameplates. This strategy prioritizes improving the shopping environment and elevating the customer experience, while closing underproductive Macy's stores to focus resources and investments on its go-forward enterprise. During the second quarter of 2025, the Company continued to make progress on the three pillars within the Bold New Chapter strategy, as follows:
•.Strengthen and Reimagine the Macy's nameplate
◦Macy's delivered its strongest second quarter net promoter score on record.
◦Reimagine 125 Locations: In early February 2025, we overlaid successful initiatives from the First 50 locations to an additional 75 stores for a total 125 reimagined Macy's locations. The additional 75 stores have continued emphasis on customer experience, and build on learnings from the first year of our Bold New Chapter strategy. The Reimagine 125 locations continued to outperform the rest of the Macy's fleet in the second quarter of 2025. Customers are responding well to elevated merchandise, more effective staffing and localized events as we continue to see stronger Reimagine 125 performance in traffic, average order value and net promoter scores relative to the broader nameplate.
◦Revitalize assortment: Our assortment matrix evolution continues to gain traction. As one of our vendors' largest partners, we receive compelling product from the brands our customers are asking for, such as Coach, Donna Karan, Levi’s and Ralph Lauren, all of which have thrived at Macy's. We have been attracting new partners, including abercrombie kids, expanding distribution of existing labels such as Sam Edelman, Hugo Boss and Good American, and continuing to update our private brand assortments. Our off-price concept, Backstage, and Macy's Marketplace remained strong. Backstage and Marketplace fill white space in our assortments and help us maintain loyal customers seeking more price and brand variety.
•.Accelerate luxury growth
◦Bloomingdale's: Bloomingdale's achieved its highest second quarter sales and net promoter score on record. During the second quarter, ready-to-wear, fine jewelry, fragrance and tabletop performance were standout contributors to this performance. Bloomingdale's is also known for its special capsules and exclusive partnerships, which build brand excitement and support increased visits to our stores and online. This summer, we had takeover events by contemporary brands MOTHER and STAUD and introduced our latest limited-edition AQUA collaboration, Aqua X Ava Phillippe.
◦Bluemercury: Bluemercury achieved its 18th consecutive quarter of comparable sales growth. Results were driven by dermatological skincare and recent brand launches including Byredo, Victoria Beckham Beauty and Charlotte Tilbury.
•.Simplify and modernize end-to-end operations
◦Efforts to drive meaningful change for our customers, and operational and financial performance, continue to progress. We are finding efficiencies through automation, resource optimization and streamlining of processes and are continuing to explore practical applications of artificial intelligence and machine-based learning. Our end-to-end work gives us the ability to invest in our growth ambitions, while simplifying our business model.

MACY'S, INC.

Comparable sales highlights for the second quarter of 2025 versus the second quarter of 2024 related to components of A Bold New Chapter strategy are as follows:
•Macy's, Inc. comparable sales were up 0.8% on an owned basis and up 1.9% on an owned-plus-licensed-plus-marketplace ("O+L+M") basis.
◦Macy's, Inc. go-forward business comparable sales, inclusive of go-forward locations and digital across nameplates, were up 1.1% on an owned basis and up 2.2% on an O+L+M basis.
•Company's nameplate highlights include:
◦Macy's comparable sales were up 0.4% on an owned basis and were up 1.2% on an O+L+M basis. Macy's go-forward business comparable sales, inclusive of Macy’s go-forward locations and digital, were up 0.7% on an owned basis and up 1.5% on an O+L+M basis.
•Reimagine 125 locations comparable sales, included within Macy's go-forward business comparable sales, were up 1.1% on an owned basis and up 1.4% on an O+L+M basis.
◦Bloomingdale's comparable sales increased 3.6% on an owned basis and increased 5.7% on an owned-plus-licensed-plus-marketplace basis.
◦Bluemercury comparable sales increased 1.2% on an owned basis.

MACY'S, INC.
Results of Operations
Comparison of the Second Quarter of 2025 and the Second Quarter of 2024

	Second Quarter of 2025			Second Quarter of 2024
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$4,812			$4,937
Other revenue	187	3.9%		159	3.2%
Total revenue	4,999			5,096
Cost of sales	(2,900)	(60.3)%		(2,938)	(59.5)%
Selling, general and administrative expenses	(1,944)		(38.9)%	(1,973)		(38.7)%
Gains on sale of real estate	16		0.3%	36		0.7%
Impairment, restructuring and other (costs) benefits	(22)		(0.4)%	1		—%
Operating income	$149		3.0%	$222		4.4%

Net income	$87			$150

Diluted earnings per share	$0.31			$0.53

Supplemental Financial Measures
Gross margin	$1,912	39.7%		$1,999	40.5%
Increase (decrease) in comparable sales on an owned basis	0.8%			(4.0)%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an O+L+M basis	1.9%			(3.3)%
Adjusted diluted earnings per share	$0.41			$0.53
Adjusted EBITDA	$393			$438
Core adjusted EBITDA	$377			$402
See pages 26 to 28 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

	Second Quarter of 2025	Second Quarter of 2024
Net sales	$4,812	$4,937
Increase (decrease) in comparable sales on an owned basis	0.8%	(4.0)%
Increase (decrease) in comparable sales on an O+L+M basis	1.9%	(3.3)%
Net sales for the second quarter of 2025 decreased $125 million, or 2.5%, compared to the second quarter of 2024. The decline was mainly due to the closing of 64 non-go-forward locations last year, which contributed to approximately $170 million of the decline in net sales. Excluding the impact of these store closures, net sales grew 0.9%, which was driven by sales growth at Bloomingdale’s and Bluemercury. At Macy's, comparable sales of women’s contemporary and career, as well as men’s tailored clothing, outperformed the second quarter of 2024. In addition, fine jewelry, watches, textiles and mattresses continued to experience strong demand.

MACY'S, INC.

	Second Quarter of 2025		Second Quarter of 2024
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$153	3.2%	$125	2.5%
Macy's Media Network, net	34	0.7%	34	0.7%
Other revenue	$187	3.9%	$159	3.2%
The increase in other revenues compared to the second quarter of 2024 included a $28 million increase in credit card revenues which was primarily driven by a strong credit portfolio and continued active management of net credit card losses. Macy's Media Network revenues were flat to the second quarter of 2024.

	Second Quarter of 2025		Second Quarter of 2024
	$	% to Net Sales	$	% to Net Sales
Cost of sales	$(2,900)	60.3%	(2,938)	59.5%
Gross margin	$1,912	39.7%	$1,999	40.5%
Gross margin rate declined 80 basis points in the second quarter of 2025 compared to the second quarter of 2024. The decrease in gross margin was driven by proactive markdowns on remaining early Spring assortments and product to maintain inventory health and the flow-through of product bought under the 145% China tariffs.

	Second Quarter of 2025	Second Quarter of 2024
SG&A expenses	$(1,944)	$(1,973)
As a percent to total revenue	38.9%	38.7%
Selling, general and administrative ("SG&A") expenses decreased $29 million, or 1.5%, in the second quarter of 2025 compared to the second quarter of 2024. During the second quarter of 2025, the Company continued to invest in its go-forward business, including Reimagine 125 locations and Bloomingdale's. These investments were offset by the net impact of the benefit from closed Macy's locations and ongoing cost containment efforts. The increase in SG&A expenses as a percent to total revenue in the second quarter of 2025 was primarily due to a decline in net sales compared to the second quarter of 2024.

	Second Quarter of 2025	Second Quarter of 2024
Gains on sale of real estate	$16	$36
Asset sale gains in the second quarter of 2025 reflect the monetization of store locations. Asset sale gains in the second quarter of 2024 mainly related to the sale of one Macy's Furniture location.

	Second Quarter of 2025	Second Quarter of 2024
Net interest expense	$(25)	$(31)
The decrease in net interest expense, excluding loss on extinguishment of debt, in the second quarter of 2025 compared to the second quarter of 2024 was primarily driven by a decrease in interest expense as a result of the debt transactions that occurred in fiscal 2024 and 2025.

	Second Quarter of 2025	Second Quarter of 2024
Effective tax rate	24.3%	23.1%
Federal income statutory rate	21%	21%
The income tax expense of $28 million, or 24.3% of pretax income, for the second quarter of 2025 and $45 million, or 23.1% of pretax income, for the second quarter of 2024, reflect a different effective tax rate as compared to the Company’s federal income tax statutory rate of 21%. The income tax effective rates for the second quarter of 2025 and the second quarter of 2024 were impacted primarily by the effect of state and local taxes.

MACY'S, INC.
Comparison of the 26 Weeks Ended August 2, 2025 and August 3, 2024

	26 Weeks Ended August 2, 2025			26 Weeks Ended August 3, 2024
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$9,411			$9,783
Other revenue	380	4.0%		313	3.2%
Total revenue	9,791			10,096
Cost of sales	(5,695)	(60.5)%		(5,884)	(60.1)%
Selling, general and administrative expenses	(3,856)		(39.4)%	(3,884)		(38.5)%
Gains on sale of real estate	32		0.3%	37		0.4%
Impairment, restructuring and other costs	(30)		(0.3)%	(19)		(0.2)%
Operating income	$242		2.5%	$346		3.4%

Net income	$124			$212

Diluted earnings per share	$0.44			$0.75

Supplemental Financial Measures
Gross margin	$3,716	39.5%		$3,899	39.9%
Decrease in comparable sales on an owned basis	(0.6)%			(2.6)%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an O+L+M basis	0.3%			(1.8)%
Adjusted diluted earnings per share	$0.57			$0.80
Adjusted EBITDA	$717			$802
Core adjusted EBITDA	$685			$765
See pages 26 to 28 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

	2025	2024
Net sales	$9,411	$9,783
Decrease in comparable sales on an owned basis	(0.6)%	(2.6)%
Increase (decrease) in comparable sales on an O+L+M basis	0.3%	(1.8)%
Net sales for 2025 decreased $372 million, or 3.8%, compared to 2024. The decline was mainly due to the closing of 64 non-go-forward locations last year, which contributed to approximately $340 million of the decline in net sales. Excluding the impact of these store closures, net sales declined 0.3%, driven by weakness at Macy's in the first quarter of 2025 offset by growth at Bloomingdale’s and Bluemercury.

	2025		2024
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$306	3.2%	$242	2.5%
Macy's Media Network, net	74	0.8%	71	0.7%
Other revenue	$380	4.0%	$313	3.2%
The increase in other revenues included a $64 million increase in credit card revenues primarily due to higher profit share, reflecting both a strong credit portfolio and continued active management of credit card losses. Macy's Media Network grew $3 million, or 4%, compared to 2024, driven by growth in advertiser spend.

MACY'S, INC.

	2025		2024
	$	% to Net Sales	$	% to Net Sales
Cost of sales	$(5,695)	60.5%	$(5,884)	60.1%
Gross margin	$3,716	39.5%	$3,899	39.9%
Gross margin rate decreased 40 basis points in 2025 compared to 2024. The decrease in gross margin was primairly driven by proactive markdowns on remaining early Spring assortments and product to maintain inventory health and the flow-through of product bought under the 145% China tariffs.

	2025	2024
SG&A expenses	$(3,856)	$(3,884)
As a percent to total revenue	39.4%	38.5%
SG&A expenses decreased $28 million, or 0.7%, in 2025 compared to 2024 due to the net impact of the benefit from closed Macy's locations and ongoing cost containment efforts, partially offset by investments in its go-forward business, including Reimagine 125 locations and Bloomingdale's. The increase in SG&A expenses as a percent to total revenue in 2025 was due to a decline in net sales compared to 2024.

	2025	2024
Gains on sale of real estate	$32	$37
Asset sale gains in 2025 reflect the monetization of store locations and right-sizing of the Company's supply chain network while asset sale gains in 2024 mainly related to the sale of one Macy's Furniture location.

	2025	2024
Net interest expense	$(51)	$(62)
The decrease in net interest expense, excluding loss on extinguishment of debt, in 2025 compared to 2024 was primarily driven by a decrease in interest expense as a result of the debt transactions that occurred in fiscal 2024 and 2025.

	2025	2024
Effective tax rate	31.9%	27.4%
Federal income statutory rate	21%	21%
Income tax expense of $58 million and $80 million, or 31.9% and 27.4% of pretax income, for 2025 and 2024, respectively, reflect a different effective tax rate as compared to the Company’s federal income tax statutory rate of 21%. The income tax effective rates for the 26 weeks ended August 2, 2025 and August 3, 2024 were impacted by the effect of state and local taxes and the vesting and cancellation of certain stock-based compensation awards.
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

MACY'S, INC.
The Company ended the second quarter of 2025 with a cash and cash equivalents balance of $829 million, an increase of $183 million from $646 million at the end of the second quarter of 2024. The Company is party to an ABL Credit Facility with certain financial institutions providing for a $2,100 million asset-based credit facility. As of August 2, 2025, borrowing availability was $1,957 million, which reflects a $143 million reduction due to standby letters of credit outstanding.

	2025	2024
Net cash provided by operating activities	$255	$137
Net cash used by investing activities	(262)	(373)
Net cash used by financing activities	(471)	(152)
Operating Activities
The net cash provided by operating activities in the current year versus the prior year was primarily driven by decreased working capital requirements as a result of the implementation of our Bold New Chapter strategy as well as a decrease in cash taxes paid, net refunds received.
Investing Activities
The Company's capital expenditures were $343 million in 2025 compared to $432 million in 2024. Capital expenditures in the current year are primarily focused on digital and technology investments as well as omni-channel capabilities.
Financing Activities
Dividends
The Company paid dividends totaling $100 million and $96 million in 2025 and 2024, respectively.
On August 22, 2025, the Company announced that its Board of Directors declared a regular quarterly dividend of 18.24 cents per share on its common stock, which will be paid on October 1, 2025, to shareholders of record at the close of business on September 15, 2025. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.
Stock Repurchases
On February 22, 2022, the Board of Directors authorized a $2,000 million share repurchase program, which does not have an expiration date. During the first half of 2025, the Company repurchased approximately 12.6 million shares of its common stock at an average cost of $11.96 per share on the open market under its share repurchase program. The Company did not repurchase any shares of its common stock during the first half of 2024. As of August 2, 2025, $1,224 million remained available under the authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.
Debt Transactions
The Company completed the following debt transactions in the first half of 2025:
•On July 29, 2025, the Company completed three debt transactions which resulted in the recognition of $13 million of losses related to the extinguishment of debt on the Consolidated Statements of Income:
◦Issuance of $500 million aggregate principal amount of 7.375% senior unsecured notes due August 1, 2033. The Company used the net proceeds from the notes offering, together with cash on hand, to fund the tender offer and redemption described below,
◦Redemption of $393 million aggregate principal amount of senior notes and debentures and issuance of an irrevocable notice of redemption to redeem $194 million aggregate principal amount of senior debentures that was settled after the end of the second quarter of 2025, and
◦Completion of a tender offer in which $251 million aggregate principal amount of senior notes and debentures were tendered for early settlement. The total cash cost for the tender offer was $255 million.
•On April 9, 2025, the Company, entered into an amendment to its ABL Credit Facility which reduced the asset-based credit facility from $3,000 million to $2,100 million, extended the maturity date to April 2030 and maintained similar collateral support, but reduced commercial letter of credit fees and unused facility fees. The Company had no outstanding borrowings under the ABL Credit Facility as of August 2, 2025 and August 3, 2024.

MACY'S, INC.
Contractual Obligations
As of August 2, 2025, other than the financing transactions discussed in Note 4 to the accompanying Consolidated Financial Statements, there were no material changes to the Company's contractual obligations and commitments outside the ordinary course of business since February 1, 2025, as reported in the Company's 2024 Form 10-K.
Guarantor Summarized Financial Information
The Company had $1,941 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the "Unsecured Notes") outstanding as of both August 2, 2025 and February 1, 2025 with maturities ranging from 2027 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC ("MRH" or "Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior unsecured obligations, senior to any of the Company's future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company's subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company's secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantees are effectively subordinated to all of the Subsidiary Issuer's and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $10,166 million and $9,905 million as of August 2, 2025 and February 1, 2025, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $402 million and $761 million for the 13 and 26 weeks ended August 2, 2025 have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.
Summarized Balance Sheets

	August 2, 2025	February 1, 2025
	(in millions)
ASSETS
Current Assets	$993	$1,160
Noncurrent Assets	5,620	5,727
LIABILITIES
Current Liabilities	$1,450	$1,744
Noncurrent Liabilities (a)	6,995	6,493
(a)Includes net amounts due to non-Guarantor subsidiaries of $2 million and $1 million as of August 2, 2025 and February 1, 2025, respectively.
Summarized Statement of Operations

	13 Weeks Ended August 2, 2025	26 Weeks Ended August 2, 2025
	(in millions)
Net sales	$201	$372
Consignment commission income (a)	752	1,453
Other revenue	30	63
Cost of sales	(67)	(154)
Operating loss	(352)	(713)
Loss before income taxes (b)	(271)	(322)
Net loss	(165)	(117)
(a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.
(b)Includes $150 million and $520 million of dividend income from non-Guarantor subsidiaries for the 13 and 26 weeks ended August 2, 2025.

MACY'S, INC.
Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned-plus-licensed basis and an owned-plus-licensed-plus-marketplace basis, which includes the impact of growth in comparable sales of departments licensed to third parties and marketplace sales, as applicable, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses, departments licensed to third parties or marketplace sales, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure which the Company believes provides meaningful information about its operational efficiency by excluding the impact of changes in tax law and structure, debt levels and capital investment. In addition, management believes that excluding certain items that are not associated with the Company's core operations and that may vary substantially in frequency and magnitude from period-to-period from net income (loss), diluted earnings (loss) per share and EBITDA provide useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA, Adjusted EBITDA and Core Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. The Company uses certain non-GAAP financial measures as performance measures for components of executive compensation.
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
Changes in Comparable Sales
The following is a tabular reconciliation of the non-GAAP financial measure of changes in comparable sales on an owned-plus-licensed-plus-marketplace (O+L+M) basis, to GAAP comparable sales (i.e., on an owned basis), which the Company believes to be the most directly comparable GAAP financial measure.

	13 Weeks Ended August 2, 2025
	Macy's, Inc.	Macy's
Increase in comparable sales on an owned basis (Note 1)	0.8%	0.4%
Impact of departments licensed to third parties and marketplace sales (Note 2)	1.1%	0.8%
Increase in comparable sales on an O+L+M basis	1.9%	1.2%

	13 Weeks Ended August 2, 2025
	Macy's, Inc. go-forward business	Macy's go-forward business	Bloomingdale's	Bluemercury
Increase in comparable sales on an owned basis (Note 1)	1.1%	0.7%	3.6%	1.2%
Impact of departments licensed to third parties and marketplace sales (Note 2)	1.1%	0.8%	2.1%	—%
Increase in comparable sales on an O+L+M basis	2.2%	1.5%	5.7%	1.2%

13 Weeks Ended August 2, 2025
Macy's Reimagine 125 locations
Increase in comparable sales on an owned basis (Note 1)	1.1%
Impact of departments licensed to third parties (Note 2)	0.3%
Increase in comparable sales on an owned-plus-licensed basis	1.4%

MACY'S, INC.

26 Weeks Ended August 2, 2025
Macy's, Inc.
Decrease in comparable sales on an owned basis (Note 1)	(0.6%)
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.9%
Increase in comparable sales on an O+L+M basis	0.3%

	13 Weeks Ended August 3, 2024	26 Weeks Ended August 3, 2024
	Macy's, Inc.
Decrease in comparable sales on an owned basis (Note 1)	(4.0%)	(2.6%)
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.7%	0.8%
Decrease in comparable sales on an O+L+M basis	(3.3%)	(1.8%)

Notes:
(1)Represents the period-to-period percentage change in net sales from stores in operation for one full fiscal year for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties and marketplace. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.
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

	13 Weeks Ended August 2, 2025	13 Weeks Ended August 3, 2024	26 Weeks Ended August 2, 2025	26 Weeks Ended August 3, 2024
	(millions)
Net income	$87	$150	$124	$212
Interest expense - net	25	31	51	62
Loss on extinguishment of debt	13	—	17	—
Federal, state and local income tax expense	28	45	58	80
Depreciation and amortization	218	213	437	429
EBITDA	371	439	687	783
Impairment, restructuring and other costs (benefits)	22	(1)	30	19
Adjusted EBITDA	393	438	717	802
Gains on sale of real estate	(16)	(36)	(32)	(37)
Core adjusted EBITDA	$377	$402	$685	$765
Adjusted Net Income and Adjusted Diluted Earnings Per Share
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income to GAAP net income and adjusted diluted earnings per share to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	13 Weeks Ended August 2, 2025		13 Weeks Ended August 3, 2024
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$87	$0.31	$150	$0.53
Impairment, restructuring and other costs (benefits)	22	0.08	(1)	—
Loss on extinguishment of debt	13	0.05	—	—
Income tax impact of certain items noted above	(9)	(0.03)	—	—
As adjusted to exclude certain items above	$113	$0.41	$149	$0.53

	26 Weeks Ended August 2, 2025		26 Weeks Ended August 3, 2024[1]
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$124	$0.44	$212	$0.75
Impairment, restructuring and other costs	30	0.11	19	0.07
Loss on extinguishment of debt	17	0.06	—	—
Income tax impact of certain items noted above	(12)	(0.04)	(5)	(0.02)
As adjusted to exclude certain items above	$159	$0.57	$226	$0.80

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
Item 4.    Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of August 2, 2025, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of August 2, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Beginning in February 2025, the Trump Administration has imposed tariffs on products imported from more than 90 countries including Canada, Mexico, China and other United States trading partners. Strategic price increases are expected across our product categories as a result of these tariffs imposed on countries from which we source. While we have included assumptions on gross margin impact and other assumptions in our earnings guidance that we believe are reasonable, the amount and timing of any price increases and the extent to which the increases will be absorbed by or shared with vendors or can be passed on to consumers is not fully known. In addition, volatility in tariff rates and trade policy is creating uncertainty among businesses and consumers that to a certain extent has already and may continue to negatively impact demand for consumer discretionary products and contribute to a heightened competitive promotional landscape. Increased prices and reduced demand for the products we sell could have a material adverse impact on our business, results of operations and profitability.

We continue to evaluate the impact of currently effective tariffs, including potential future retaliatory tariffs, as well as other recent changes in foreign trade policy and the U.S. Administration on our supply chain, costs, sales and profitability, and are

MACY'S, INC.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company’s purchase of Common Stock during the second quarter of 2025.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) ($)
	(thousands)		(thousands)	(millions)
May 4, 2025 - May 31, 2025	—	$—	—	$1,274
June 1, 2025 - July 5, 2025	—	11.49	—	1,274
July 6, 2025 - August 2, 2025	3,965	12.61	3,965	1,224
	3,965	$12.61	3,965
(a)    On February 22, 2022, the Company announced that its Board of Directors authorized a $2,000 million share repurchase program, which does not have an expiration date. As of August 2, 2025, $1,224 million of shares remained available for repurchase pursuant to this authorization. The Company may continue, discontinue or resume purchases of common stock under this authorization or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.
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

MACY'S, INC.
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
Trading Arrangements
None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended August 2, 2025.

MACY'S, INC.
Item 6.    Exhibits.

4.1
Indenture, dated as of July 29, 2025, by and among Macy’s Retail Holdings, LLC, as issuer, Macy’s, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to Macy’s Retail Holdings, LLC’s 7.375% Senior Notes due 2033 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 29, 2025)

22	List of Subsidiary Guarantors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, filed on September 10, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: September 10, 2025