Form 10-Q/A
period 2025-08-02
Macy's, Inc.
filed 2025-09-12
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Macy’s, Inc. (the “Company”) for the quarterly period ended August 2, 2025, originally filed with the Securities and Exchange Commission on September 10, 2025 (the “Original Form 10-Q”). This Amendment is being filed for the sole purpose of revising the certifications contained in Exhibits 31.2 and 32.2, Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Certification by Chief Financial under Section 906 of the Sarbanes-Oxley Act, respectively, to correct the name of the Company’s Chief Financial Officer, which was incorrectly stated in the CFO Certifications attached to the Original Form 10-Q. No other changes have been made to the Original Form 10-Q.
This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update any disclosures made in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q.

MACY'S, INC.
PART II - OTHER INFORMATION
Item 6.    Exhibits.

4.1
Indenture, dated as of July 29, 2025, by and among Macy’s Retail Holdings, LLC, as issuer, Macy’s, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to Macy’s Retail Holdings, LLC’s 7.375% Senior Notes due 2033 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 29, 2025)

22	List of Subsidiary Guarantors

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2*	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

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
*Revised Certifications filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY'S, INC.

	By:	/s/ TRACY M. PRESTON
Tracy M. Preston Chief Legal Officer and Corporate Secretary

	By:	/s/ PAUL GRISCOM
Paul Griscom Senior Vice President and Controller

Date: September 12, 2025