Form 10-Q
period 2025-11-01
Macy's, Inc.
filed 2025-12-10
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 29, 2025
Common Stock, $.01 par value per share	265,883,109 shares

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$4,713	$4,742	$14,125	$14,525
Other revenue	200	161	580	474
Total revenue	4,913	4,903	14,705	14,999

Cost of sales	(2,855)	(2,864)	(8,550)	(8,749)
Selling, general and administrative expenses	(2,024)	(2,064)	(5,881)	(5,948)
Gains on sale of real estate	12	66	44	103
Impairment, restructuring and other (costs) benefits	(4)	23	(33)	5
Operating income	42	64	285	410
Benefit plan income, net	4	4	12	12
Interest expense, net	(25)	(32)	(77)	(94)
Loss on extinguishment of debt	(16)	(1)	(33)	(1)
Income before income taxes	5	35	187	327
Federal, state and local income tax benefit (expense)	6	(7)	(52)	(87)
Net income	$11	$28	$135	$240
Basic earnings per share	$0.04	$0.10	$0.50	$0.86
Diluted earnings per share	$0.04	$0.10	$0.48	$0.85
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(millions)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income	$11	$28	$135	$240
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	1	—	2	—
Tax effect related to items of other comprehensive income	—	—	(1)	—
Total other comprehensive income, net of tax effect	1	—	1	—
Comprehensive income	$12	$28	$136	$240
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions)

	November 1, 2025	February 1, 2025	November 2, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$447	$1,306	$315
Receivables	187	303	224
Merchandise inventories	6,298	4,468	6,257
Prepaid expenses and other current assets	433	385	416
Income taxes receivable	20	17	34
Total Current Assets	7,385	6,479	7,246
Property and Equipment - net of accumulated depreciation and amortization of $4,520, $4,177 and $4,608	4,837	5,070	5,161
Right of Use Assets	2,216	2,243	2,322
Goodwill	828	828	828
Other Intangible Assets – net	421	425	426
Other Assets	1,377	1,357	1,310
Total Assets	$17,064	$16,402	$17,293
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$6	$92
Merchandise accounts payable	3,436	1,893	3,344
Accounts payable and accrued liabilities	2,452	2,625	2,337
Total Current Liabilities	5,888	4,524	5,773
Long-Term Debt	2,432	2,773	2,773
Long-Term Lease Liabilities	2,811	2,927	2,961
Deferred Income Taxes	727	724	712
Other Liabilities	878	902	927
Shareholders' Equity	4,328	4,552	4,147
Total Liabilities and Shareholders’ Equity	$17,064	$16,402	$17,293
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at February 1, 2025	$3	$300	$6,499	$(1,801)	$(449)	$4,552
Net income			38			38
Common stock dividends ($0.1824 per share)		1	(52)			(51)
Stock repurchases				(101)		(101)
Stock-based compensation expense		13				13
Stock issued under stock plans		(79)		79		—
Balance at May 3, 2025	$3	$235	$6,485	$(1,823)	$(449)	$4,451
Net income			87			87
Common stock dividends ($0.1824 per share)		1	(51)			(50)
Stock repurchases				(52)		(52)
Stock-based compensation expense		15				15
Stock issued under stock plans		(4)		4		—
Balance at August 2, 2025	$3	$247	$6,521	$(1,871)	$(449)	$4,451
Net income			11			11
Other comprehensive income					1	1
Common stock dividends ($0.3648 per share)			(99)			(99)
Stock repurchases				(51)		(51)
Stock-based compensation expense		15				15
Stock issued under stock plans		(2)		2		—
Balance at November 1, 2025	$3	$260	$6,433	$(1,920)	$(448)	$4,328

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

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	39 Weeks Ended
	November 1, 2025	November 2, 2024
Cash flows from operating activities:
Net income	$135	$240
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs (benefits)	33	(5)
Depreciation and amortization	672	657
Stock-based compensation expense	43	42
Gains on sale of real estate	(44)	(103)
Benefit plans	2	1
Amortization of financing costs and premium on acquired debt	7	9
Deferred income taxes	3	(48)
Changes in assets and liabilities:
Decrease in receivables	116	68
Increase in merchandise inventories	(1,832)	(1,840)
Increase in prepaid expenses and other current assets	(59)	(19)
Increase in merchandise accounts payable	1,475	1,327
Decrease in accounts payable and accrued liabilities	(193)	(206)
Decrease in current income taxes	(4)	(71)
Change in other assets and liabilities	(107)	(82)
Net cash provided (used) by operating activities	247	(30)
Cash flows from investing activities:
Purchase of property and equipment	(272)	(399)
Capitalized software	(253)	(250)
Proceeds from disposition of assets, net	95	187
Other, net	5	7
Net cash used by investing activities	(425)	(455)
Cash flows from financing activities:
Debt issued	500	176
Debt issuance costs	(13)	(1)
Debt repaid	(846)	(313)
Debt repurchase premium and expenses	(27)	1
Dividends paid	(149)	(144)
Increase in outstanding checks	52	47
Acquisition of treasury stock	(200)	—
Net cash used by financing activities	(683)	(234)
Net decrease in cash, cash equivalents and restricted cash	(861)	(719)
Cash, cash equivalents and restricted cash beginning of period	1,310	1,037
Cash, cash equivalents and restricted cash end of period	$449	$318
Supplemental cash flow information:
Interest paid	$176	$137
Interest received	34	30
Income taxes paid, net of refunds received	54	207
Restricted cash, end of period	2	3
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the "Company"), is an omni-channel retail organization operating stores, websites and mobile applications under three nameplates (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of November 1, 2025, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury.
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
The Consolidated Financial Statements for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024 (which do not include the holiday season) are not necessarily indicative of such results for the full fiscal year.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 5, "Retirement Plans," for further information.
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
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). The update amends certain aspects of the accounting and disclosure of software costs under Accounting Standards Codification ("ASC") 350-40, "Internal-Use Software" ("ASC 350-40"). The amendments also supersede the guidance on web site development costs in ASC 350-50 and relocate that guidance, along with recognition requirements for development costs specific to web sites, to ASC 350-40. ASU 2025-06 is effective for the Company beginning in the fiscal year ending January 29, 2028. The Company is currently evaluating the impacts of the adoption of ASU 2025-06 on the Consolidated Financial Statements.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	November 1, 2025			November 2, 2024
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$11		266.8	$28		277.4
Shares to be issued under deferred compensation and other plans			0.9			1.0
	$11		267.7	$28		278.4
Basic earnings per share		$0.04			$0.10
Effect of dilutive securities:
Restricted stock units			6.9			3.1
	$11		274.6	$28		281.5
Diluted earnings per share		$0.04			$0.10

	39 Weeks Ended
	November 1, 2025			November 2, 2024
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$135		271.5	$240		276.5
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$135		272.4	$240		277.4
Basic earnings per share		$0.50			$0.86
Effect of dilutive securities:
Restricted stock units			4.7			3.9
	$135		277.1	$240		281.3
Diluted earnings per share		$0.48			$0.85
In addition to the restricted stock units reflected in the foregoing table, stock options to purchase 5.9 million and 7.9 million shares of common stock and restricted stock units relating to 0.4 million and 0.2 million shares of common stock were outstanding at November 1, 2025 and November 2, 2024, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    Revenue
Net sales, which mainly consist of retail sales but also include merchandise returns, gift cards and loyalty programs, represented 96% of total revenue for both the 13 and 39 weeks ended November 1, 2025 and 97% of total revenue for both the 13 and 39 weeks ended November 2, 2024. Other revenue generating activities consist of credit card revenues and Macy's Media Network revenue.

	13 Weeks Ended		39 Weeks Ended
Revenues	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(millions)
Women's Accessories, Shoes, Cosmetics and Fragrances	$1,948	$1,971	$5,845	$6,031
Women's Apparel	1,104	1,077	3,295	3,342
Men's and Kids'	1,023	1,034	3,002	3,071
Home/Other (a)	638	660	1,983	2,081
Total Net Sales	$4,713	$4,742	$14,125	$14,525

Credit card revenues, net	$158	$120	$464	$362
Macy's Media Network revenue, net (b)	42	41	116	112
Other Revenue	200	161	580	474

Total Revenue	$4,913	$4,903	$14,705	$14,999
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.
Macy's accounted for 83% of the Company's net sales for both the 13 and 39 weeks ended November 1, 2025, and 84% of the Company's net sales for both the 13 and 39 weeks ended November 2, 2024. In addition, digital sales accounted for 32% of the Company's net sales for both the 13 and 39 weeks ended November 1, 2025 and 30% of the Company's net sales for both the 13 and 39 weeks ended November 2, 2024.
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
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $176 million, $114 million and $174 million as of November 1, 2025, February 1, 2025 and November 2, 2024, respectively. Included in prepaid expenses and other current assets is an asset totaling $105 million, $72 million and $103 million as of November 1, 2025, February 1, 2025 and November 2, 2024, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $312 million, $353 million and $331 million as of November 1, 2025, February 1, 2025 and November 2, 2024, respectively.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    Financing Activities
The following table details the Company's debt repayments during the 39 weeks ended November 1, 2025 and November 2, 2024:

	39 Weeks Ended
	November 1, 2025	November 2, 2024
	(millions)
Short-term debt
Revolving credit agreement	$—	90
7.60% Debentures due 2025	6	—
	6	90

Long-term debt
6.79% Senior debentures due 2027	27	10
7.00% Senior debentures due 2028	94	10
6.70% Senior debentures due 2028	28	1
6.70% Senior exchanged debentures due 2028	54	19
6.90% Senior debentures due 2029	72	7
8.75% Senior exchanged debentures due 2029	13	—
5.875% Senior notes due 2029	326	174
5.875% Senior notes due 2030	224	—
	838	221

Total debt repayments	$844	$311
2025 Debt Financing Activities
On July 29, 2025, Macy’s Retail Holdings, LLC (“MRH”), a wholly owned subsidiary of Macy’s, Inc., completed an offering of $500 million in aggregate principal amount of 7.375% senior notes due 2033 (the “2033 Notes”) in a private offering (the “Notes Offering”). The 2033 Notes mature on August 1, 2033. The 2033 Notes are senior unsecured obligations of MRH and are unconditionally guaranteed on a senior unsecured basis by Macy’s, Inc. MRH used the net proceeds from the Notes Offering, together with cash on hand, to (i) fund a tender offer for certain outstanding senior notes and debentures, (ii) redeem approximately $587 million of certain other outstanding senior notes and debentures, and (iii) pay fees, premiums and expenses in connection with the Notes Offering, tender offer and redemption.
On July 29, 2025, the Company completed a tender offer in which $251 million aggregate principal amount of certain senior notes and debentures were tendered for early settlement and purchased by MRH for a total cash cost of $255 million.
On July 29, 2025, the Company redeemed $393 million aggregate principal amount of certain senior notes and debentures due in 2028 and 2029. In addition, on August 28, 2025, the Company redeemed $194 million aggregate principal amount of senior debentures due in 2028 and 2029. The Company redeemed a total of $587 million of senior notes and debentures in connection with the transactions.
The Company recognized a $33 million loss related to the extinguishment of debt on the Consolidated Statements of Income during 2025 as a result of the transactions above.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2024 Debt Financing Activities
On September 18, 2024, MRH completed a tender offer in which $221 million aggregate principal amount of certain senior notes and debentures were tendered for early settlement and purchased by MRH. The total cash cost for the tender offer was $225 million and was funded using cash on hand. The Company recognized $1 million of losses on early retirement of debt on the Consolidated Statements of Income during the third quarter of 2024.
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
As of November 1, 2025 and November 2, 2024, the Company had $143 million and $144 million of standby letters of credit outstanding under the ABL Credit Facility, respectively, which reduced the available borrowing capacity to $1,957 million and $2,856 million, respectively. The Company had no outstanding borrowings under the ABL Credit Facility as of November 1, 2025, and $86 million outstanding as of November 2, 2024.
Other Financing Activities
During the 13 and 39 weeks ended November 1, 2025, the Company repurchased approximately 2.8 million and 15.4 million shares of its common stock pursuant to its existing stock purchase authorization for a total of approximately $50 million and $201 million, respectively. During the 13 and 39 weeks ended November 2, 2024, the Company did not repurchase shares of its common stock. As of November 1, 2025, the Company had $1.2 billion of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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
The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(millions)
401(k) Qualified Defined Contribution Plan	$22	$22	$67	$68
Pension Plan
Interest cost	$17	$18	$51	$54
Expected return on assets	(28)	(28)	(83)	(86)
Recognition of net actuarial loss	1	—	3	2
	$(10)	$(10)	$(29)	$(30)
Supplementary Retirement Plan
Interest cost	$6	$5	$16	$16
Recognition of net actuarial loss	1	2	4	5
	$7	$7	$20	$21

Total Retirement Expense	$19	$19	$58	$59

Postretirement Obligations
Interest cost	$—	$1	$2	$3
Recognition of net actuarial gain	(1)	(2)	(4)	(5)
Amortization of prior service credit	—	—	(1)	(1)
	$(1)	$(1)	$(3)	$(3)

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.    Fair Value Measurements
The Company's financial assets are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards.
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant observable inputs for the assets
Level 3: Significant unobservable inputs for the assets

The following table shows the estimated fair value of the Company's marketable equity and debt securities:

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(millions)
November 1, 2025	$41	$41	$—	$—
February 1, 2025	43	43	—	—
November 2, 2024	41	41	—	—
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
The following table shows the estimated fair value of the Company's long-term debt, including the current portion of long-term debt:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
November 1, 2025	$2,441	$2,432	$2,286
February 1, 2025	2,785	2,779	2,467
November 2, 2024	2,785	2,779	2,492
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

All outstanding amounts related to suppliers participating in the SCF programs are recorded within merchandise accounts payable in the Consolidated Balance Sheets and associated payments are included in operating activities in the Consolidated Statements of Cash Flows. The Company's outstanding obligations as of November 1, 2025, February 1, 2025 and November 2, 2024 were $102 million, $116 million and $162 million, respectively.
8.    Segments
Macy's, Inc., together with its subsidiaries, is an omni-channel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. As of November 1, 2025, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

All operating segments engage in similar business activities, operate in similar economic environments and have materially similar key economic metrics, among other similarities. As such, the Company aggregates all operations into a single reporting segment under the aggregation criteria.
The Company's Chief Executive Officer, Tony Spring, is its Chief Operating Decision Maker ("CODM") and reviews segment performance to make resource allocation decisions and to guide strategic decisions based on net income, which is reported on the Consolidated Statements of Income. The components of segment net income that the CODM considers are consistent with the components of net income as reported on the Consolidated Statements of Income with the additional disaggregation of depreciation and amortization from selling, general and administrative expenses. Depreciation and amortization expense represented $235 million and $228 million and $672 million and $657 million of the total selling, general and administrative expenses for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024, respectively.

MACY'S, INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "third quarter of 2025" and "third quarter of 2024" are to the Company's 13-week fiscal periods ended November 1, 2025 and November 2, 2024, respectively. References to "2025" and "2024" are to the Company's 39-week fiscal periods ended November 1, 2025 and November 2, 2024, respectively.
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
Quarterly Overview and Company Strategy
The Company is in its second year of the execution of its strategy, A Bold New Chapter, which firmly places energy and focus on the needs of our customer and is centered on an enhanced omni-channel shopping experience across all three of our nameplates. This strategy prioritizes improving the shopping environment and elevating the customer experience, while closing underproductive Macy's stores to focus resources and investments on its go-forward enterprise. During the third quarter of 2025, the Company continued to make progress on the three pillars within the Bold New Chapter strategy, as follows:
•.Strengthen and Reimagine the Macy's nameplate
◦Reimagine 125 Locations: In early February 2025, we overlaid successful initiatives from the First 50 locations to an additional 75 stores for a total of 125 reimagined Macy's locations. The additional 75 stores have continued emphasis on customer experience, and build on learnings from the first year of our Bold New Chapter strategy. The Reimagine 125 locations continued to outperform the rest of the Macy's fleet in the third quarter of 2025. These locations are now better organized, easier to shop and have a more compelling visual presentation. Within each category we are driving higher interest and engagement through increased differentiation. We are carving out floor space to leverage new trends while maintaining a presence in existing categories and brands.
◦Revitalize assortment: Our assortment matrix evolution continues to gain traction as we elevate our product curation to deliver a more compelling mix of newness and fashion. Our merchants continue to be focused on clarity of offering, enhanced variety and reduced redundancies. Our strong balance sheet, large addressable market, and loyal customer base are attractive differentiators to brands and partners. Recently, we introduced Rodd & Gunn, Reiss and Prada Beauty, and expanded Barbour, Mackenzie Childs and MFK. Our off-price concept, Backstage, and Macy's Marketplace remained strong. Backstage and Marketplace fill white space in our assortments and help us maintain loyal customers seeking more price and brand variety.
◦Customer Experience: Macy's delivered its highest third quarter net promoter score on record.
•.Accelerate luxury growth
◦Bloomingdale's: Bloomingdale's achieved its highest owned-plus-licensed-plus-marketplace ("O+L+M") comparable sales growth in 13 quarters and sequential improvement in its net promoter score. From a category perspective, ready-to-wear, men's apparel, fine jewelry, shoes and tabletop were standout contributors to this performance. We introduced a number of designer brands in the third quarter, including Totême, TWP, Zimmermann, Victoria Beckham, Christian Louboutin and Roger Vivier. Bloomingdale's is known for its special capsules and exclusive partnerships, which build brand excitement and support increased visits to our stores and online, and serves as a house of discovery, providing an experience that is vibrant, inviting, original and anchored on exceptional customer service.
◦Bluemercury: Bluemercury achieved another quarter of comparable sales growth. Results continued to be driven by dermatological skincare and expanded brand partnerships including Parfums de Marly, Byredo and Sisley-Paris.
•.Simplify and modernize end-to-end operations
◦Efforts to drive meaningful change for our customers, and operational and financial performance, continue to progress. We opened our new state-of-the-art fulfillment and store replenishment center, China Grove, which incorporates automation, robotics and artificial intelligence into our delivery ecosystem. The facility helps modernize and strengthen our supply chain and provides us the opportunity to increase accuracy and timeliness of deliveries and further reduce our delivery costs. Our end-to-end work gives us the ability to invest in our growth ambitions, while simplifying our business model.

MACY'S, INC.

Comparable sales highlights for the third quarter of 2025 versus the third quarter of 2024 related to components of A Bold New Chapter strategy are as follows:
•Macy's, Inc. comparable sales were up 2.5% on an owned basis and up 3.2% on an O+L+M basis.
◦Macy's, Inc. go-forward business comparable sales, inclusive of go-forward locations and digital across nameplates, were up 2.7% on an owned basis and up 3.4% on an O+L+M basis.
•The Company's nameplate highlights include:
◦Macy's comparable sales were up 1.4% on an owned basis and were up 2.0% on an O+L+M basis. Macy's go-forward business comparable sales, inclusive of Macy’s go-forward locations and digital, were up 1.7% on an owned basis and up 2.3% on an O+L+M basis.
•Reimagine 125 locations comparable sales, included within Macy's go-forward business comparable sales, were up 2.3% on an owned basis and up 2.7% on an owned plus licensed basis.
◦Bloomingdale's comparable sales increased 8.8% on an owned basis and increased 9.0% on an owned-plus-licensed-plus-marketplace basis.
◦Bluemercury comparable sales increased 1.1% on an owned basis.

MACY'S, INC.
Results of Operations
Comparison of the Third Quarter of 2025 and the Third Quarter of 2024

	Third Quarter of 2025			Third Quarter of 2024
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$4,713			$4,742
Other revenue	200	4.2%		161	3.4%
Total revenue	4,913			4,903
Cost of sales	(2,855)	(60.6)%		(2,864)	(60.4)%
Selling, general and administrative expenses	(2,024)		(41.2)%	(2,064)		(42.1)%
Gains on sale of real estate	12		0.2%	66		1.3%
Impairment, restructuring and other (costs) benefits	(4)		(0.1)%	23		0.5%
Operating income	$42		0.9%	$64		1.3%

Net income	$11			$28

Diluted earnings per share	$0.04			$0.10

Supplemental Financial Measures
Gross margin	$1,858	39.4%		$1,878	39.6%
Increase (decrease) in comparable sales on an owned basis	2.5%			(2.4)%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an O+L+M basis	3.2%			(1.3)%
Adjusted diluted earnings per share	$0.09			$0.04
Adjusted EBITDA	$285			$273
Core adjusted EBITDA	$273			$207
See pages 27 to 30 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

	Third Quarter of 2025	Third Quarter of 2024
Net sales	$4,713	$4,742
Increase (decrease) in comparable sales on an owned basis	2.5%	(2.4)%
Increase (decrease) in comparable sales on an O+L+M basis	3.2%	(1.3)%
Net sales for the third quarter of 2025 decreased $29 million, or 0.6%, compared to the third quarter of 2024. The decline was due to the closing of 64 non-go-forward locations last year, which contributed to approximately $160 million of the decline in net sales. Excluding the impact of these store closures, net sales grew 2.9%, which was driven by sales growth at all three nameplates. At Macy's, sequential improvement across all lines of business was realized in the third quarter of 2025, with fine jewelry and watches, handbags, men's career, and ready-to wear, outperforming the total Macy's comparable store sales, while active categories were softer compared to the third quarter of 2024.

MACY'S, INC.

	Third Quarter of 2025		Third Quarter of 2024
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$158	3.4%	$120	2.5%
Macy's Media Network, net	42	0.9%	41	0.9%
Other revenue	$200	4.2%	$161	3.4%
The increase in other revenues compared to the third quarter of 2024 was due to a $38 million increase in credit card revenues which continued to be driven by a strong credit portfolio and active management of net credit loss. Macy's Media Network revenues were roughly flat to the third quarter of 2024.

	Third Quarter of 2025		Third Quarter of 2024
	$	% to Net Sales	$	% to Net Sales
Cost of sales	$(2,855)	60.6%	$(2,864)	60.4%
Gross margin	$1,858	39.4%	$1,878	39.6%
Gross margin rate declined 20 basis points in the third quarter of 2025 compared to the third quarter of 2024. This decline was driven by an approximate 50 basis point tariff impact, offset by tariff mitigation efforts and increases in traffic and AUR related to favorable inventory mix shift and positive customer response to newness in inventory classifications.

	Third Quarter of 2025	Third Quarter of 2024
SG&A expenses	$(2,024)	$(2,064)
As a percent to total revenue	41.2%	42.1%
Selling, general and administrative ("SG&A") expenses decreased $40 million, or 1.9%, in the third quarter of 2025 compared to the third quarter of 2024. During the third quarter of 2025, the Company continued to invest in its go-forward business, including Reimagine 125 locations and Bloomingdale's. These investments were offset by the net impact of the benefit from closed Macy's locations and ongoing cost containment efforts. SG&A expenses as a percent to total revenue decreased 90 basis points in the third quarter of 2025, which was primarily due to revenue growth and increased expense control compared to the third quarter of 2024.

	Third Quarter of 2025	Third Quarter of 2024
Gains on sale of real estate	$12	$66
Asset sale gains in both the third quarter of 2025 and the third quarter of 2024 primarily reflect the monetization of non-go-forward store locations.

	Third Quarter of 2025	Third Quarter of 2024
Net interest expense	$(25)	$(32)
The decrease in net interest expense, excluding loss on extinguishment of debt, in the third quarter of 2025 compared to the third quarter of 2024 was primarily driven by a decrease in interest expense as a result of the debt transactions that occurred in fiscal 2024 and in the second quarter of 2025.

	Third Quarter of 2025	Third Quarter of 2024
Effective tax rate	(120.0)%	20.0%
Federal income statutory rate	21%	21%
The income tax benefit of $6 million, or 120.0% of pretax income, for the third quarter of 2025 and expense of $7 million, or 20.0% of pretax income, for the third quarter of 2024, reflect a different effective tax rate as compared to the Company’s federal income tax statutory rate of 21%. The income tax effective rates for the third quarter of 2025 and the third quarter of 2024 were impacted primarily by the recognition of return-to-provision adjustments associated with the filings of the Company's 2024 and 2023 U.S. federal income tax returns during each respective period, as well as the effect of state and local taxes.

MACY'S, INC.

Comparison of the 39 Weeks Ended November 1, 2025 and November 2, 2024

	39 Weeks Ended November 1, 2025			39 Weeks Ended November 2, 2024
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$14,125			$14,525
Other revenue	580	4.1%		474	3.3%
Total revenue	14,705			14,999
Cost of sales	(8,550)	(60.5)%		(8,749)	(60.2)%
Selling, general and administrative expenses	(5,881)		(40.0)%	(5,948)		(39.7)%
Gains on sale of real estate	44		0.3%	103		0.7%
Impairment, restructuring and other (costs) benefits	(33)		(0.2)%	5		—%
Operating income	$285		1.9%	$410		2.7%

Net income	$135			$240

Diluted earnings per share	$0.48			$0.85

Supplemental Financial Measures
Gross margin	$5,575	39.5%		$5,776	39.8%
Increase (decrease) in comparable sales on an owned basis	0.4%			(2.5)%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an O+L+M basis	1.3%			(1.6)%
Adjusted diluted earnings per share	$0.66			$0.84
Adjusted EBITDA	$1,002			$1,074
Core adjusted EBITDA	$958			$971
See pages 27 to 30 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

	2025	2024
Net sales	$14,125	$14,525
Increase (decrease) in comparable sales on an owned basis	0.4%	(2.5)%
Increase (decrease) in comparable sales on an O+L+M basis	1.3%	(1.6)%
Net sales for 2025 decreased $400 million, or 2.8%, compared to 2024. The decline was mainly due to the closing of 64 non-go-forward locations last year, which contributed to approximately $490 million of the decline in net sales. Excluding the impact of these store closures, net sales increased 0.6%, driven by growth in Macy's Reimagine 125 locations and at Bloomingdale’s and Bluemercury.

MACY'S, INC.

	2025		2024
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$464	3.3%	$362	2.5%
Macy's Media Network, net	116	0.8%	112	0.8%
Other revenue	$580	4.1%	$474	3.3%
The increase in other revenues included a $102 million increase in credit card revenues primarily due to higher profit share, reflecting both a strong credit portfolio and continued active management of net credit card loss. Macy's Media Network grew $4 million, or 4%, compared to 2024, driven by growth in advertiser spend.

	2025		2024
	$	% to Net Sales	$	% to Net Sales
Cost of sales	$(8,550)	60.5%	$(8,749)	60.2%
Gross margin	$5,575	39.5%	$5,776	39.8%
Gross margin rate decreased 30 basis points in 2025 compared to 2024. The decrease in gross margin was primarily driven by proactive markdowns to maintain inventory health and the flow-through of product bought under the 145% China tariffs.

	2025	2024
SG&A expenses	$(5,881)	$(5,948)
As a percent to total revenue	40.0%	39.7%
SG&A expenses decreased $67 million, or 1.1%, in 2025 compared to 2024 due to the net impact of the benefit from closed Macy's locations and ongoing cost containment efforts, partially offset by investments in its go-forward business, including Reimagine 125 locations and Bloomingdale's. The increase in SG&A expenses as a percent to total revenue in 2025 was due to a decline in net sales compared to 2024.

	2025	2024
Gains on sale of real estate	$44	$103
Asset sale gains in both 2025 and 2024 primarily reflect the monetization of non-go-forward store locations.

	2025	2024
Net interest expense	$(77)	$(94)
The decrease in net interest expense, excluding loss on extinguishment of debt, in 2025 compared to 2024 was primarily driven by a decrease in interest expense as a result of the debt transactions that occurred in fiscal 2024 and the second quarter of 2025.

	2025	2024
Effective tax rate	27.8%	26.6%
Federal income statutory rate	21%	21%
Income tax expense of $52 million and $87 million, or 27.8% and 26.6% of pretax income, for 2025 and 2024, respectively, reflect a different effective tax rate as compared to the Company’s federal income tax statutory rate of 21%. The income tax effective rates for the 39 weeks ended November 1, 2025 and November 2, 2024 were impacted primarily by the effect of state and local taxes.
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

MACY'S, INC.
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
The Company ended the third quarter of 2025 with a cash and cash equivalents balance of $447 million, an increase of $132 million from $315 million at the end of the third quarter of 2024. The Company is party to an ABL Credit Facility with certain financial institutions providing for a $2,100 million asset-based credit facility. As of November 1, 2025, borrowing availability was $1,957 million, which reflects a $143 million reduction due to standby letters of credit outstanding.

	2025	2024
Net cash provided (used) by operating activities	$247	$(30)
Net cash used by investing activities	(425)	(455)
Net cash used by financing activities	(683)	(234)
Operating Activities
The net cash provided by operating activities in the current year versus cash used by operating activities in the prior year was primarily driven by decreased working capital requirements as a result of the implementation of our Bold New Chapter strategy as well as a decrease in cash taxes paid, net of refunds received.
Investing Activities
The Company's capital expenditures were $525 million in 2025 compared to $649 million in 2024. Capital expenditures in the current year are primarily focused on digital and technology investments as well as omni-channel capabilities.
Financing Activities
Dividends
The Company paid dividends totaling $149 million and $144 million in 2025 and 2024, respectively.
On October 24, 2025, the Company announced that its Board of Directors declared a regular quarterly dividend of 18.24 cents per share on its common stock, which will be paid on January 2, 2026, to shareholders of record at the close of business on December 15, 2025. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.
Stock Repurchases
On February 22, 2022, the Board of Directors authorized a $2,000 million share repurchase program, which does not have an expiration date. During 2025, the Company repurchased approximately 15.4 million shares of its common stock at an average cost of $13.05 per share on the open market under its share repurchase program. The Company did not repurchase any shares of its common stock during 2024. As of November 1, 2025, $1,174 million remained available under the authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.

MACY'S, INC.
Debt Transactions
The Company completed the following debt transactions in 2025:
•On April 9, 2025, the Company, entered into an amendment to its ABL Credit Facility which reduced the asset-based credit facility from $3,000 million to $2,100 million, extended the maturity date to April 2030 and maintained similar collateral support, but reduced commercial letter of credit fees and unused facility fees. The Company had no outstanding borrowings under the ABL Credit Facility as of November 1, 2025 and November 2, 2024.
•On July 29, 2025, the Company completed three debt transactions:
◦Issuance of $500 million aggregate principal amount of 7.375% senior unsecured notes due August 1, 2033. The Company used the net proceeds from the notes offering, together with cash on hand, to fund the tender offer and redemption described below,
◦Redemption of $393 million aggregate principal amount of senior notes and debentures, and
◦Completion of a tender offer in which $251 million aggregate principal amount of senior notes and debentures were tendered for early settlement. The total cash cost for the tender offer was $255 million.
•On August 28, 2025 the Company redeemed $194 million aggregate principal amount of senior notes and debentures, related to the July 29, 2025 debt transactions.
The Company recognized $33 million of losses related to the extinguishment of debt on the Consolidated Statements of Income in 2025.
The Company completed the following debt transactions in 2024:
•On September 18, 2024, the Company completed a tender offer in which $221 million aggregate principal amount of senior notes and debentures were tendered for early settlement. The total cash cost for the tender offer was $225 million and the Company recognized $1 million of losses on early retirement of debt.
Contractual Obligations
As of November 1, 2025, other than the financing transactions discussed in Note 4 to the accompanying Consolidated Financial Statements, there were no material changes to the Company's contractual obligations and commitments outside the ordinary course of business since February 1, 2025, as reported in the Company's 2024 Form 10-K.
Guarantor Summarized Financial Information
The Company had $1,941 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the "Unsecured Notes") outstanding as of both November 1, 2025 and February 1, 2025 with maturities ranging from 2027 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC ("MRH" or "Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior unsecured obligations, senior to any of the Company's future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company's subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company's secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantees are effectively subordinated to all of the Subsidiary Issuer's and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $10,374 million and $9,905 million as of November 1, 2025 and February 1, 2025, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $321 million and $1,082 million for the 13 and 39 weeks ended November 1, 2025 have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

MACY'S, INC.
Summarized Balance Sheets

	November 1, 2025	February 1, 2025
	(in millions)
ASSETS
Current Assets	$1,087	$1,160
Noncurrent Assets	5,598	5,727
LIABILITIES
Current Liabilities	$1,606	$1,744
Noncurrent Liabilities (a)	7,243	6,493
(a)Includes net amounts due to non-Guarantor subsidiaries of $2 million and $1 million as of November 1, 2025 and February 1, 2025, respectively.
Summarized Statement of Operations

	13 Weeks Ended November 1, 2025	39 Weeks Ended November 1, 2025
	(in millions)
Net sales	$165	$537
Consignment commission income (a)	725	2,178
Other revenue	40	103
Cost of sales	(49)	(203)
Operating loss	(360)	(1,073)
Loss before income taxes (b)	(319)	(641)
Net loss	(197)	(314)
(a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.
(b)Includes $113 million and $633 million of dividend income from non-Guarantor subsidiaries for the 13 and 39 weeks ended November 1, 2025.
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

	13 Weeks Ended November 1, 2025
	Macy's, Inc.	Macy's
Increase in comparable sales on an owned basis (Note 1)	2.5%	1.4%
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.7%	0.6%
Increase in comparable sales on an O+L+M basis	3.2%	2.0%

	13 Weeks Ended November 1, 2025
	Macy's, Inc. go-forward business	Macy's go-forward business	Bloomingdale's	Bluemercury
Increase in comparable sales on an owned basis (Note 1)	2.7%	1.7%	8.8%	1.1%
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.7%	0.6%	0.2%	—%
Increase in comparable sales on an O+L+M basis	3.4%	2.3%	9.0%	1.1%

13 Weeks Ended November 1, 2025
Macy's Reimagine 125 locations
Increase in comparable sales on an owned basis (Note 1)	2.3%
Impact of departments licensed to third parties (Note 2)	0.4%
Increase in comparable sales on an owned-plus-licensed basis	2.7%

39 Weeks Ended November 1, 2025
Macy's, Inc.
Increase in comparable sales on an owned basis (Note 1)	0.4%
Impact of departments licensed to third parties and marketplace sales (Note 2)	0.9%
Increase in comparable sales on an O+L+M basis	1.3%

MACY'S, INC.

	13 Weeks Ended November 2, 2024	39 Weeks Ended November 2, 2024
	Macy's, Inc.
Decrease in comparable sales on an owned basis (Note 1)	(2.4%)	(2.5%)
Impact of departments licensed to third parties and marketplace sales (Note 2)	1.1%	0.9%
Decrease in comparable sales on an O+L+M basis	(1.3%)	(1.6%)

Notes:
(1)Represents the period-to-period percentage change in net sales from stores in operation for one full fiscal year for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties and marketplace. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.
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

	13 Weeks Ended November 1, 2025	13 Weeks Ended November 2, 2024	39 Weeks Ended November 1, 2025	39 Weeks Ended November 2, 2024
	(millions)
Net income	$11	$28	$135	$240
Interest expense - net	25	32	77	94
Loss on extinguishment of debt	16	1	33	1
Federal, state and local income tax (benefit) expense	(6)	7	52	87
Depreciation and amortization	235	228	672	657
EBITDA	281	296	969	1,079
Impairment, restructuring and other costs (benefits)	4	(23)	33	(5)
Adjusted EBITDA	285	273	1,002	1,074
Gains on sale of real estate	(12)	(66)	(44)	(103)
Core adjusted EBITDA	$273	$207	$958	$971
Adjusted Net Income and Adjusted Diluted Earnings Per Share
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income to GAAP net income and adjusted diluted earnings per share to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	13 Weeks Ended November 1, 2025		13 Weeks Ended November 2, 2024
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$11	$0.04	$28	$0.10
Impairment, restructuring and other costs (benefits)	4	0.01	(23)	(0.08)
Loss on extinguishment of debt	16	0.06	1	—
Income tax impact of certain items noted above	(5)	(0.02)	5	0.02
As adjusted to exclude certain items above	$26	$0.09	$11	$0.04

	39 Weeks Ended November 1, 2025		39 Weeks Ended November 2, 2024[1]
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$135	$0.48	$240	$0.85
Impairment, restructuring and other costs (benefits)	33	0.12	(5)	(0.01)
Loss on extinguishment of debt	33	0.12	1	—
Income tax impact of certain items noted above	(16)	(0.06)	1	—
As adjusted to exclude certain items above	$185	$0.66	$237	$0.84

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
Item 4.    Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of November 1, 2025, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of November 1, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors.
There have been no material changes to the Risk Factors described in Part I, Item 1A."Risk Factors" in the Company's 2024 Form 10-K and in Part II, Item 1A."Risk Factors" in the Company’s Form 10-Q for the quarter ended August 2, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company’s purchase of Common Stock during the third quarter of 2025.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) ($)
	(thousands)		(thousands)	(millions)
August 3, 2025 - August 30, 2025	7	$13.32	—	$1,224
August 31, 2025 - October 4, 2025	1,267	17.54	1,267	1,202
October 5, 2025 - November 1, 2025	1,526	18.32	1,516	1,174
	2,800	$17.96	2,783
(a)    On February 22, 2022, the Company announced that its Board of Directors authorized a $2,000 million share repurchase program, which does not have an expiration date. As of November 1, 2025, $1,174 million of shares remained available for repurchase pursuant to this authorization. The Company may continue, discontinue or resume purchases of common stock under this authorization or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.
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
•business, legal and ethical challenges related to our use of artificial intelligence in our business operations;
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
Trading Arrangements
None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended November 1, 2025.

MACY'S, INC.
Item 6.    Exhibits.

22	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended August 2, 2025)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 1, 2025, filed on December 10, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: December 10, 2025