Form 10-K
period 2026-01-31
Macy's, Inc.
filed 2026-03-27
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (August 1, 2025) was approximately $3,307,905,601.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2026
Common Stock, $.01 par value per share	263,739,490 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2026	Part III

Auditor Firm ID:	185	Auditor Name:	KPMG LLP	Auditor Location:	Cincinnati, OH

2

Unless the context requires otherwise, references to “Macy's, Inc.” or the “Company” are references to Macy's and its subsidiaries and references to “2025,” “2024,” and “2023” are references to the Company's fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024, respectively. Fiscal years 2025 and 2024 each included 52 weeks and fiscal year 2023 included 53 weeks.
Forward-Looking Statements
This Annual Report on Form 10-K and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission ("the SEC") contain or may contain forward-looking statements. Such forward-looking statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “think,” “estimate” or “continue” or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including risks and uncertainties relating to:
•the possible invalidity of the underlying beliefs and assumptions;
•the Company's ability to successfully implement the Bold New Chapter strategy, including the ability to realize the anticipated benefits within the expected time frame or at all;
•the success of the Company's operational decisions, including product sourcing, merchandise mix and pricing and marketing and strategic initiatives, such as re-imagining its best stores, expanding luxury business and advancing supply chain capabilities;
•competitive pressures from department stores, specialty stores, general merchandise stores, manufacturers' outlets and websites, off-price and discount stores and all other retail channels, including digitally-native retailers, social media and catalogs;
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
•possible actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors, banks and other financial institutions and legislative, regulatory, judicial and other governmental authorities and officials;
•changes in relationships with vendors and other product and service providers;
•the Company's reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, regional and global health pandemics and regional political and economic conditions;
•duties, taxes, tariffs, other charges and quotas on imports;
•the possible inability of the Company's manufacturers or transporters to deliver products in a timely manner or meet the Company's quality standards;
•general consumer shopping behaviors and spending levels, the impact of changes in general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and the costs of basic necessities and other goods;

•the effects of weather and natural disasters, including the impact of climate change and health pandemics, on the Company's business, including the ability to open stores, customer demand and its supply chain, as well as our consolidated results of operations, financial position and cash flows;
•unstable political conditions, civil unrest, terrorist activities and armed conflicts, including the ongoing conflict between Russia and Ukraine and the Iran war;
•currency, interest and exchange rates and other capital market, economic and geo-political conditions;
•the potential for the incurrence of charges in connection with the impairment of tangible and intangible assets, including goodwill;
•the Company's level of indebtedness;
•the Company's ability to declare and pay future dividends and continue its share repurchases; and
•the Company's ability to execute on its strategies or achieve expectations related to environmental, social and governance matters.
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

PART I
Item 1.    Business.
General
Macy’s, Inc. (the “Company”, “we”, “us” or “our”) is a premier omnichannel retail organization that operates 665 stores, websites and mobile applications under three iconic brands: Macy's, Bloomingdale's and Bluemercury. The Company sells a wide range of merchandise, including apparel and accessories, cosmetics, home furnishings and other consumer goods and operates across a broad spectrum that spans from value-conscious, off-price shoppers to premium luxury consumers. Macy’s, Inc. leverages its multi-brand, multi-category and multi-channel model to provide a high level of flexibility to read and react to shifting consumer demand and caters to an annual customer base of nearly 40 million active consumers.
•Macy’s is a modern department store that provides a wide range of merchandise, encompassing men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods. Macy's seeks to attract a broad, middle-to-higher-income customer base by offering compelling, high-quality products, competitive pricing and trusted customer service across its physical and digital channels. To serve different customer segments and trade areas, Macy’s operates full-line and smaller format locations and provides an off-price retail concept through its Macy’s Backstage nameplate.

•Founded over 150 years ago, Bloomingdale’s represents the Company's upscale, premium contemporary-to-luxury department store offering. Bloomingdale's caters to an affluent, multigenerational customer base and positions itself as a store of discovery through vibrant, highly curated shopping environments anchored by exceptional customer service. Bloomingdale’s serves different customer segments and trade areas through its full-line and smaller format locations, Bloomies, as well as its off-price retail concept, Bloomingdale’s The Outlet. In addition, Bloomingdale’s maintains a global presence through its licensed partnerships in Dubai, United Arab Emirates and Al Zahra, Kuwait.

•Bluemercury is a premier luxury beauty and spa services retailer that pioneered a unique, client-first service model through its emphasis on hyper-personalized, high-quality and agnostic beauty interactions in convenient neighborhood locations. Bluemercury's product mix targets the affluent beauty enthusiast, focusing heavily on premium dermatological skincare, clinical treatments and an elevated fragrance assortment.

Macy’s, Inc. was organized as a Delaware corporation in 1985, and, along with its predecessors, have operated department stores since 1830.
Strategy
Our multi‑year enterprise strategy, Bold New Chapter, is designed to help the Company return to sustainable, profitable growth by improving the customer experience, elevating product relevance, evolving our store and digital footprint, investing in the growth areas of our business and modernizing our operating model. The strategy is organized around three pillars:
•Strengthen and Reimagine the Macy's Nameplate: We are focused on creating a more relevant and consistent omni-channel experience at Macy's by improving customer service, elevating and modernizing our merchandise assortments and brand curations and prioritizing investments in our go-forward store locations.
•Accelerate and Differentiate Luxury: We view Bloomingdale’s and Bluemercury as differentiated growth platforms within our portfolio and are investing in these brands to support differentiated product curation, enhance customer service and expand digital and selective physical locations.
•Simplify and Modernize End-to-End Operations: We are modernizing our operating model to reduce complexity, improve speed, reliability and inventory productivity and self‑fund customer‑facing investments with cost savings driven by operational efficiencies.
Merchandise
We sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The specific assortments vary by size of store, merchandising assortments and character of customers in the trade areas. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States.
Disaggregation of the Company's net sales by family of business for 2025, 2024 and 2023 was as follows:

	2025	2024	2023
Women's Accessories, Shoes, Cosmetics and Fragrances	$9,128	$9,333	$9,520
Women's Apparel	4,764	4,826	4,861
Men's and Kids'	4,659	4,753	4,918
Home/Other (a)	3,213	3,381	3,793
Total	$21,764	$22,293	$23,092
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.

We maintain a portfolio of private label brands across all three nameplates that help differentiate assortment and support margin and value propositions. The principal private label brands offered by the Company as of January 31, 2026 include:

•Alfani
•And Now This
•Aqua
•Arch Studio
•Bar III
•Cerulean 6
•Charter Club
•Club Room
•Epic Threads
•First impressions
•Giani Bernini
•Holiday Lane
•Hotel Collection
•Hudson Park
•Ideology
•I-N-C
•JM Collection
•lune+aster
•M-61
•Mode of One
•Oake
•On 34th
•Sky
•State of Day
•Style & Co.
•Sun + Stone
•The Cellar
•Tools of the Trade
•Wild Pair

The trademarks associated with the Company's private label brands are owned by the Company. Our brands, trademarks and other intellectual property (including nameplates and private brands) are important components of our competitive position. We also leverage distinctive branded events and experiences as customer engagement platforms.
Other Revenue
We generate revenue beyond merchandise sales, including through our credit card program, a profit sharing portfolio that is an integral part of our broader retail ecosystem that enhances customer loyalty and engagement, and Macy’s Media Network, our retail media business that enables brand partners to advertise across our platforms and leverage our customer reach.
Loyalty Programs
We maintain distinct customer loyalty programs designed to drive customer retention, engagement and omnichannel shopping behavior.

•Macy's Star Rewards: Under the Macy's Star Rewards program, customers earn points based on their spending using Macy's private label and co-branded credit cards, as well as non-proprietary cards and other forms of tender.

•Bloomingdale's Loyallist and Bluemercury BlueRewards: The Bloomingdale's Loyallist and Bluemercury BlueRewards programs operate as tender-neutral, points-based systems, allowing customers to earn rewards regardless of their chosen payment method.

Our loyalty programs are not standalone marketing and customer engagement tools but are part of our connected retail environment and play an integral role in supporting the Company’s strategy through growing customer lifetime value and supporting increased customer spend and retention.
Seasonality
The Company’s business is seasonal, with a significant portion of annual sales and earnings typically occurring in the fourth quarter, which includes the holiday selling period. Our working capital requirements fluctuate to support the seasonal nature of our business, increasing in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the months of November and December when the Company carries significantly higher inventory levels.
Purchasing
The Company utilizes a globally diversified network of suppliers to source its merchandise across its nameplates and leverages a sourcing strategy to avoid reliance on any single vendor to mitigate supply chain and inventory risks. During

Fiscal 2025, no individual supplier accounted for more than 4% of the Company’s purchases. We do not maintain any material long-term purchase commitments with our suppliers, affording the flexibility to adjust our inventory purchases and adapt to shifting consumer preferences. The Company considers its relationships with its suppliers to be good and actively leverages its scale as a multi-brand, multi-category and multi-channel retailer to manage and support its vendor relationships.
Competition
The Company operates in a highly competitive retail landscape, competing with a broad set of retailers and platforms, including department stores, off-price retailers, specialty retailers, mass merchants, marketplaces and direct-to-consumer brands. Competitive factors include customer experience, brand relevance and newness, value and pricing clarity, convenience, service, speed and reliability of fulfillment and digital experience quality.
Government Regulation
We are subject to extensive laws and regulations across jurisdictions, including those related to consumer protection, employment, workplace safety, data privacy and data protection, environmental compliance, trade and customs and other areas. We maintain policies and procedures intended to support compliance, and we operate our business in accordance with standards and procedures designed to comply with these laws and regulations. We believe that we are compliant with such laws and regulations in all material respects and do not expect that continued compliance with such regulations will have a material effect upon capital expenditures, earnings, or our competitive position.
Available Information
The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) available through its internet website at https://www.macysinc.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. All such filings on our website are available free of charge. Copies of these filings are also available on the SEC’s website at https://www.sec.gov. Also available on our website are the charters of the committees of our Board of Directors, as well as our corporate governance guidelines and related policies and other documents. Any of these items are also available in print to any shareholder who requests them. Requests should be sent to the Corporate Secretary of Macy's, Inc. at 151 West 34th Street, New York, New York 10001.
Information contained or accessible through our website is not, and shall not be deemed to be, incorporated into this or any other filings with the SEC.
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
Learning & Development
Macy's, Inc. believes that learning goes hand in hand with career growth, personal satisfaction and outstanding results. The Company aspires to create a learning culture where colleagues can build their skills, apply their learning to address business challenges and share their knowledge, including their experiences, to help others grow. Learning is accessible through the Company's self-directed learning experience platform as well as through technology, social learning and meaningful experiences and exposures with colleagues. In 2025, the LinkedIn Learning catalog was made available to all Macy’s, Inc. colleagues.
The Company makes investments in its people leaders and future leaders. Macy's Executive Development Program and Bloomingdale's Leadership Development Program offer immersive, hands-on learning experiences for recent college graduates from top universities across the U.S. to jump-start a career in retail, with specialization in technology, stores, merchandising and supply chain. Macy's and Bloomingdale's offer internships for college students and Bloomingdale's offers an early immersion program focused on providing experiential learning and career exposure to foster inclusivity. Bluemercury's Shooting Stars is a six-month mentorship program that empowers mentees to own their journey by creating a development plan, becoming an inclusive leader and leveraging resources to support their career aspirations.

People leaders have access to robust on-demand development resources. We provide onboarding to our colleagues with an emphasis on role-specific learning, shadowing and building strong people leader skills.

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
Number of Employees
As of January 31, 2026, Macy's, Inc. had approximately 90,134 full-time and part-time U.S. employees, on a combined basis. Macy's and Bloomingdale's workforce, on a combined basis, is comprised of approximately 66% ethnically diverse colleagues (with 30% at the director and above levels) and 72% female colleagues. Because of the seasonal nature of the retail business, the number of employees peaks during the holiday season. Approximately 8% of employees are represented by unions.
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
The Company proactively engages with its stakeholders on corporate responsibility issues that span the breadth of its operations. This includes transparency, product responsibility and supply chain and energy management. Macy's, Inc. is guided in its actions and reporting by its stakeholders and by third-party frameworks, including Sustainability Accounting Standards Board Multiline and Specialty Retailers & Distributors standards and the Task Force on Climate-related Financial Disclosures.
The Company continues to advance its corporate responsibility strategy as it responds to evolving stakeholder expectations. Certain highlights of recent accomplishments include earning a B score on its 2025 CDP Climate Change Report and a C for the first time completion of the CDP Water Report, both covering fiscal year 2024, expanding preferred materials (as defined by the Textile Exchange) in Macy's Private Brand products managed by the Macy's Sourcing Team and launching Conscious Beauty with clearly define program pillars on Macy's.com. We continued to drive positive change for all workers across the Macy's Private Brand value chain, through our partnership with RISE: Reimagining Industry to Support Equality, an initiative to support collaborative industry action at scale to support workers in global garment, footwear and home-textiles supply chains. In 2025, we directly added 4 new factories to the program and another 8 with industry peers for a total of 67 since the program began in 2022. Our collaboration with the World Wildlife Fund supported initiatives in regions experiencing high water stress, including, for example, water initiatives in Vietnam with Planet Water.
Information about our Executive Officers
The following table sets forth certain information as of March 26, 2026 regarding the Executive Officers of the Company:

Name	Age	Position with the Company
Tony Spring	61	Chief Executive Officer and Chairman of the Board of Directors
Thomas J. Edwards	61	Chief Operating Officer and Chief Financial Officer
Danielle L. Kirgan	50	Chief Human Resources and Corporate Affairs Officer
Tracy M. Preston	59	Chief Legal Officer and Corporate Secretary
Olivier Bron	48	Chief Executive Officer, Bloomingdale's
Paul Griscom	45	Senior Vice President and Controller

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
Thomas J. Edwards has served as Chief Operating Officer and Chief Financial Officer of the Company since 2025; prior thereto he served as Chief Financial Officer and Chief Operating Officer of Capri Holdings Limited, a global fashion luxury group, from 2017 to 2025, Chief Financial Officer of Brinker International from 2015 to 2017 and held numerous finance and operations positions at Wyndham Hotel Group from 2007 to 2013, Kraft Foods from 2000 to 2007 and Nabisco from 1997 to 2000.
Danielle L. Kirgan has served as Chief Human Resources Officer since 2017, served as Chief Transformation Officer from 2020 to 2023 and was appointed Chief Corporate Affairs Officer in 2024; prior thereto she served as Senior Vice President, People at American Airlines Group, Inc. from 2016 to 2017, Chief Human Resources Officer at Darden Restaurants, Inc. from 2015 to 2016 and Senior Vice President from 2010, Vice President, Global Human Resources at ACI Worldwide, Inc. in 2009 and Vice President, Human Resources at Conagra Foods, Inc. from 2004 to 2008.
Tracy M. Preston has served as Chief Legal Officer and Corporate Secretary of the Company since 2024; prior thereto she served as Chief Compliance Officer, Chief Legal Officer and Corporate Secretary of HanesBrands Inc., an apparel company, from 2021 to 2023, Chief Compliance Officer, Chief Legal Officer and Corporate Secretary of Neiman Marcus Group, Inc., a retail company, from 2013 to 2021, Chief Compliance Officer, Chief Global Litigation and HR Counsel and Chief Counsel, Global Supply Chain of Levi Strauss & Co. from 2002 to 2013, Partner at Orrick, Herrington & Sutcliffe LLP, from 1997 to 2002 and held various positions at several law firms from 1991 to 1997.
Olivier Bron has served as Chief Executive Officer, Bloomingdale’s since 2023; prior thereto he served as Chief Executive Officer of Central Group and Robinson Department Stores, Thailand, a department store chain, from 2021 to 2023, Chief Operating Officer of Galeries Lafayette/BHV Marais, a department store chain, from 2018 to 2021 and Director of Strategy from 2014 to 2018 and Principal at Bain & Company, from 2002 to 2014.
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
We completed the second year executing Bold New Chapter, a strategy that prioritizes improving the shopping environment and elevating the customer experience, while closing unproductive Macy's stores to focus resources and investments on the go-forward enterprises. Progress on the three pillars within the strategy included:
•Strengthen and reimagine the Macy's nameplate: overlaying successful initiatives from the First 50 to an additional 75 stores for a total 125 reimagined Macy's locations, and revitalizing merchandise assortment with a mix of newness and fashion;
•Accelerate luxury growth: new brand launches and exclusive partnerships at Bloomingdale's and continued comparable sales growth at Bluemercury; and

•Simplify and modernize end-to-end operations: opened new state-of-the-art fulfillment and store replenishment center, China Grove, helping to modernize our supply chain and providing the opportunity to increase accuracy and timeliness of deliveries, reduce delivery costs, invest in growth ambitions and simplify our business model.
We plan to continue to make value-enhancing investments to support these initiatives primarily focused on digital and technology, data and analytics, supply chain modernization and omni-channel capabilities. These initiatives have required and will continue to require our management, colleagues and contractors to make changes in our business operations and to improve productivity and profitability, and are subject to the ability to attract and retain skilled personnel to support the initiatives. We face challenges in executing the Bold New Chapter strategy and initiatives in the current environment of heightened inflation, tariffs, economic uncertainty, geopolitical disruption and other macroeconomic conditions that may impact discretionary spending. Our ability to achieve sustainable, profitable growth is subject to the successful implementation of our strategic plans and realization of anticipated benefits and savings. If we are unable to successfully execute our strategic plans and initiatives to achieve the intended results or these investments or initiatives do not perform as expected or create implementation or operational challenges, our profitability and growth could suffer.
We may not timely identify or effectively respond to consumer needs, expectations, or trends, which could adversely affect our relationship with customers, the demand for our products and services and our market share.
The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and shifts in consumer preferences, expectations and needs. It is difficult to successfully predict the products and services our customers will demand. As customers expect a more personalized experience, our ability to collect, use and protect relevant customer data is important to our ability to effectively meet their expectations, but is subject to the impact of legislation or regulations governing data privacy, security and other external factors. Customer preferences and expectations related to sustainability of products and operations are also increasing. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of or within a customer group, we may lose market share with respect to those customers.
Our advertising, marketing and loyalty programs may not be successful.
We depend on our advertising, marketing and loyalty programs to increase awareness of our brands and build a personalized customer experience. If these programs are not successful, our sales and results of operations could be adversely affected.
Our sales and operating results depend on our ability to manage our inventory, merchandise selection and protect against inventory shortage.
Our profitability depends on our ability to manage inventory levels and merchandise selection. Overestimating customer demand for merchandise can result in the need to record unplanned and incremental inventory discounts or liquidations and sell excess inventory at clearance prices, negatively impacts our gross margins and operating results. Underestimating customer demand for merchandise can lead to insufficient inventory to meet demands, missed sales opportunities and negative customer experiences. If we are unable to protect against inventory shortage, our results of operations and financial condition could be adversely affected.
The Company faces significant competition and depends on its ability to differentiate itself in retail's ever-changing environment.
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

We face pressures to not only compete from a price perspective with our competitors, some of whom sell the same products, but also to differentiate Macy's, Inc.'s merchandise offerings, services and shopping experiences to stay relevant as a modern department store in retail's ever-changing environment. Macy's continues to execute its Bold New Chapter strategy which includes elevating merchandise relevance, evolving its store footprint, investing in the growth areas of the business and modernizing its operating model. Insufficient, untimely or misguided investments in these areas could significantly impact our profitability and growth.
We are applying artificial intelligence to how customers discover, shop and engage with our brands through intelligent shopping assistance, agentic commerce and hyper-personalized experience. We are also experimenting with AI in merchandising, planning and marketing to optimize inventory and demand decisions, among other uses. If our competitors are able to deploy AI technology more effectively or faster, we could lose competitive advantage or market share.
In addition, a significant decline in customer store traffic or migration of sales from brick-and-mortar stores to digital platforms could lead to additional store closures, restructuring and other costs that could adversely impact our results of operations and cash flows.

Our ability to grow depends in part on our stores remaining relevant and attractive to customers.
We have overlayed successful innovations from the First 50 Stores to an additional 75 stores (the "Reimagine 125") as a key component of the Bold New Chapter strategy such as focused staffing in key departments, enhanced merchandise offerings, modern visual presentations and unique store-level activations and community events. We have opened new off-mall smaller store formats – Macy's small format, Bloomie's and Bloomingdale's the Outlet – in selected markets. In 2022, we introduced permanent Toys “R” Us shops within all Macy's locations. While these store investments, off-mall store formats and in-store shops are intended to improve the customer store experience and drive traffic, realization of these benefits may or may not occur.
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
We continue to explore opportunities to monetize our real estate portfolio, including sales of stores as well as non-store real estate, such as warehouses, outparcels and parking garages. We also continue to evaluate our real estate portfolio to identify opportunities where the redevelopment value of our real estate exceeds the value of non-strategic operating locations. This strategy is multi-pronged and may include transactions, strategic alliances or other arrangements with developers or other unrelated third-parties. Where feasible, we may subdivide an existing parcel, continue to operate a store and redevelop any excess parcel for mixed-use, or close the store and redevelop an entire parcel into a mixed-use development, in either event selling the parcel once the site development plan is approved by governmental authorities. Due to the cyclical nature of real estate markets and the risks of real estate development, the performance of our real estate strategy is inherently volatile and could have a significant impact on our results of operations or financial condition.
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
Our expenses relating to employee health benefits are significant. Total health care costs have risen over the past several years driven primarily by pharmacy costs, broader medical industry cost increases and demographic shifts to an older enrollment population. Unfavorable changes in the cost of employee health benefits could negatively affect our financial results and cash flow.
If revenue from our private label and co-branded credit cards decline, our financial and operational results may be negatively impacted.
In 2005, in connection with the sale of most of the Company's credit card accounts and related receivable balances to Citibank, N.A. ("Citibank"), the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement ("Credit Card Program"). Subsequent to this initial arrangement and associated amendments, on December 13, 2021, the Company entered into the sixth amendment to the amended and restated Credit Card Program with Citibank (the "Program Agreement"), pursuant to which Citibank issues, maintains and services Macy's and Bloomingdale's private label and co-branded credit cards. Under the Program Agreement, which extends until March 31, 2030, Citibank owns the credit card receivables generated from sales through the credit cards and the Company receives fees and shares in profits based on a tiered return on the receivables portfolio net of program expenses. Credit card revenues, net were $669 million, or approximately 3.1% of net sales, for 2025. Deterioration in economic conditions could adversely affect the volume of new credit accounts, the amount of credit card program balances and the ability of credit card holders to pay their balances. These conditions could result in the Company receiving lower payments under the credit card program.
In addition, shifts from sales through our proprietary credit cards to debit products and alternative buy-now-pay-later payment methods may result in increased costs and could have a negative impact to credit card revenues due to potentially reduced credit card receivable balances.
Credit card operations are subject to many federal and state laws that may impose certain requirements and limitations on credit card providers. Citibank and our subsidiary Macy's Credit Operations, LLC, may be required to comply with regulations that may negatively impact the operation of our proprietary credit card. This negative impact may affect our revenue streams derived from the credit cards receivables portfolio and our financial results.
In March 2024, the Consumer Financial Protection Bureau finalized a rule to amend Regulation Z to lower the safe harbor dollar amount credit card companies can charge for late fees to $8 from the current level of up to $41 for a missed payment. A federal court vacated the rule in April 2025. The Company continues to closely monitor developments on this matter.
Our defined benefit plan funding requirements or plan settlement expense could impact our financial results and cash flow.
Significant changes in interest rates, decreases in the fair value of plan assets and timing and amount of benefit payments could affect the funded status of our plans and could increase future funding requirements of the plans. A significant increase in future funding requirements could have a negative impact on our financial condition, results of operations or cash flows.
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

We rely extensively on information technology systems and related personnel to collect, analyze, process, store, manage, transmit and protect transactions and data. Some of these systems are managed or provided by third-party service providers, including certain cloud platform providers. In managing our business, we also rely heavily on the integrity and security of, and consistent access to, this operational and financial data for information such as sales, customer data, employee data, demand forecasting, merchandise ordering, inventory replenishment, supply chain management, payment processing, order fulfillment, customer service and post-purchase matters. For these information technology systems, applications and processes to operate effectively, we or our service providers must maintain and update them. Delays in the maintenance, updates, upgrading or patching of these systems, applications or processes could impair, and on occasion have impaired, their effectiveness or expose us to security risks.
Our systems and the third-party systems with which we interact are subject to, and on occasion have experienced, damage or interruption from a number of causes, including power and other critical infrastructure outages, computer and telecommunications failures, computer viruses, security breaches, internal or external data theft or misuse, cyberattacks, responsive containment measures by us that may involve voluntarily taking systems off line, natural disasters and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes or other extreme weather events, public health concerns such as pandemics, military conflicts, acts of war, terrorism or civil unrest, other systems outages, inadequate or ineffective redundancy and design or usage errors or malfeasance by our employees, contractors or third-party service providers. Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, these efforts are not always successful. As a result, we or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations or impair data security, impact our ability to operate or access communications, financial or banking systems, be costly, time consuming and resource-intensive to remedy and adversely impact our reputation and relationship with customers, suppliers, shareholders or regulators.
We are making, and expect to continue to make, substantial investments in our information technology systems, infrastructure and personnel, in some cases with the assistance of strategic partners and other third-party service providers. These investments involve replacing existing systems, some of which are older, legacy systems, outsourcing certain technology and business processes to third-party service providers, including the adoption of generative and agentic artificial intelligence ("AI") in certain processes, making changes to existing systems including the migration of applications to the cloud, maintaining or enhancing legacy systems, or designing or acquiring new systems. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, changes in security processes and internal controls, cost overruns, implementation delays or errors and disruption of operations.

AI creates business, legal and ethical challenges.
We use AI as a tool designed to improve customer experience and operational efficiency. AI tools assist us in areas such as customer service, supply chain, personalization, coding, human resources queries, security, marketing and advertising. We include AI in our mandatory compliance training, maintain guidelines requiring internal review and approval for certain AI tools and monitor AI systems for proper functioning. Even with careful governance, use of AI can produce incorrect output, release private or confidential personal or business information used to train models, create algorithmic bias and unintentional discrimination, or generate output that violates intellectual property rights of others. The autonomous nature of agentic AI may present challenges in aligning with current AI governance, including testing protocols, and increase risk that agents may learn to circumvent guardrails. We also face uncertainty regarding evolving federal or state regulation of AI. These risks could have adverse business, legal or regulatory impact or harm our reputation.
Disruptions in our customer-facing technology systems could impair our digital retail strategy and give rise to negative customer experiences.
Through our information technology systems, we are able to provide an improved overall shopping experience that empowers our customers to shop and interact with us from a variety of electronic devices and digital platforms. We use our digital platforms as sales channels for our products and services, as methods of providing inspiration and advertising through Macy's Media Network and as sources of product and other relevant information to our customers to help drive sales. We also have multiple online communities, digital platforms and knowledge centers that allow us to inform, assist and interact with our customers. The retail industry is continually evolving and expanding, with a significant increase in sales initiated online and via mobile applications. We must effectively respond to new developments and changing customer preferences with respect to a digital and interconnected experience. We continually seek to enhance our online and digital properties to provide an attractive, user-friendly interface for our customers. Disruptions, delays, failures or other performance issues with these customer-facing technology systems, or a failure of these systems to meet our or our customers' expectations, could impair the benefits they provide to our business and negatively affect our relationship with our customers and, as a result, our financial performance and results of operations.
Information Security, Cybersecurity, Privacy and Data Management Risks
A breach of our information technology systems could adversely affect our reputation, business partner and customer relationships and operations and result in higher costs.
Through our sales, marketing activities and use of third-party information, we collect and store certain non-public personal information that customers provide to purchase products or services, enroll in promotional programs, register on websites, or otherwise communicate to us. This may include phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices and payment information, including credit and debit card data. We gather and retain information about employees in the normal course of business. We may share sensitive Company data with vendors that assist with certain aspects of our business, such as social media and data analytics firms. In addition, our digital operations depend upon the transmission of confidential information over the internet, such as information permitting cashless payments.
We employ safeguards for the protection of this information and have made significant investments to secure access to our information technology network, the importance of which has increased due to many of our colleagues working remotely. For instance, we have implemented authentication protocols, installed firewalls and anti-virus/anti-malware software, established data security breach preparedness and response plans, conduct continuous risk assessments and mitigate software vulnerability with security patches. We also employ encryption and other methods to protect our data, promote security awareness with our employees and work with business partners in an effort to create secure and compliant systems.
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
Retail data frequently targeted by cybercriminals includes consumer credit card data, personally identifiable information, including social security numbers and health care information. For retailers, point of sale and e-commerce websites are often attacked through compromised credentials, including those obtained through phishing, vishing and credential stuffing. Other methods of attack include advanced malware, the exploitation of software and operating vulnerabilities and physical device tampering/skimming at card reader units. We believe these attack methods will continue to evolve. In addition, AI tools may provide hackers with more sophisticated methods of cyberattacks.
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

Remote work has also created additional challenges to our ability to protect remote workers, corporate networks and cloud environments. We are identifying, tracking and mitigating advanced phishing, malware and attempted credential compromises daily. These attacks are typically occurring on home networks and migrate to the corporate network. However, despite instituting controls for the protection of information, the techniques used to obtain unauthorized access, disable or degrade service change frequently and our systems and networks may nevertheless remain vulnerable to threats and attacks. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information systems. We may be unable to protect the integrity of our systems or company data. An alleged or actual unauthorized access or unauthorized disclosure of non-public personal information could:
•materially damage our reputation and brand, negatively affect customer satisfaction and loyalty, expose us to individual claims or consumer class actions, administrative, civil or criminal investigations or actions and infringe on proprietary information; and
•cause us to incur substantial costs, including costs associated with remediation of information technology systems, customer protection costs and incentive payments for the maintenance of business relationships, litigation costs, lost revenues resulting from negative changes in consumer shopping patterns, unauthorized use of proprietary information or the failure to retain or attract customers following an attack. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be unavailable or insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.
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
Since February 2025, the Trump Administration has imposed tariffs on products imported from more than 90 countries including Canada, Mexico, China and other United States trading partners. On February 20, 2026, the U.S. Supreme Court struck down the “reciprocal” and “fentanyl trafficking” tariffs, ruling the International Emergency Economic Powers Act does not authorize the President to impose those tariffs. In response, President Trump imposed a 150-day 10% tariff on imported goods and indicated it may be increased to 15%. The prior tariffs have had, and the new tariffs are expected to have a negative impact on our gross margin and could lead to selective price increases across our product categories. In addition, volatility in tariff rates and trade policy is creating uncertainty among businesses and consumers that may negatively impact demand for consumer discretionary products and contribute to a heightened competitive promotional landscape.

We continue to evaluate the impact of currently effective tariffs and potential future tariffs, as well as other recent changes in foreign trade policy and the U.S. Administration on our supply chain, costs, sales and profitability, and are working through strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. At this time, it is unknown how long U.S. tariffs on Chinese and other goods will remain in effect or whether additional tariffs will be imposed. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China, as well as general uncertainty in the tariff environment, could negatively impact our business, results of operations and liquidity if they seriously disrupt the movement of products through our supply chain or increase their cost.
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
The Company is a party to contracts, transactions and business relationships with various third parties, including suppliers, service providers, lenders and participants in joint ventures, strategic alliances and other commercial relationships. In some cases, we depend upon such third parties to provide products, services, advertising, technology infrastructure, development and support, data analytics, logistics, other goods and services to operate our business in the ordinary course, extensions of credit, credit card accounts and related receivables and other matters. Furthermore, third-party vendors may sell products directly to consumers in addition to, or in some cases in lieu of, traditional wholesale channels such as independent stores and retail chains. As our business model depends on offering quality and relevant merchandise brands from third-party vendors in addition to our own private label products, any material disruption in our relationship with such vendors, or material disruption in the products or services provided by other third parties, could adversely affect our revenues, expense structure, earnings and operations.
Economic, Global, Legal and External Risks
The Company's business is subject to discretionary consumer spending, unfavorable economic and political conditions and other related risks.
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
Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect our business and results of operations. For example, unfavorable changes related to interest rates, rates of economic growth, fiscal and monetary policies of governments, inflation, deflation, tax rates and policy, unemployment trends, energy prices and other matters that influence the availability and cost of merchandise, consumer confidence, spending and tourism could negatively affect our business and results of operations. Unstable political conditions, civil unrest, terrorist activities, armed conflicts or events of extreme violence, including any escalation of the conflict between Russia and Ukraine and the Iran war, may disrupt commerce and could negatively affect our business and results of operations.
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
Legislation, litigation, regulatory requirements or non-compliance could adversely affect our business and results of operations.
We are subject to various federal, state and local laws, rules, regulations, inquiries and initiatives in connection with both our core business operations and our credit card and other ancillary operations (including the Credit Card Act of 2009). Recent and future developments relating to such matters could increase our compliance costs and adversely affect the profitability of our credit card and other operations. Our effective tax rate is impacted by a number of factors, including changes in federal or state tax law, interpretation of existing laws and the ability to defend and support the tax positions taken on historical tax returns. Certain changes in any of these factors could materially impact the Company's effective tax rate and net income. The Inflation Reduction Act, enacted on August 16, 2022, includes a number of provisions that may impact the Company, including a corporate alternative minimum tax on certain large corporations, incentives to address climate change mitigation and other non-income tax provisions, including an excise tax on the repurchase of our stock.
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
In addition, our business is subject to complex and rapidly evolving laws addressing data privacy and data protection and companies are under increased regulatory scrutiny with respect to these matters. The Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The interpretation and application of existing laws regarding data privacy and data protection are in flux and many states are considering new regulations in this area. Data privacy laws enacted in California, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia (as of June 2025) and other applicable U.S. privacy laws or new state or federal laws may limit our ability to collect and use data, require us to modify our data processing practices or result in the possibility of fines, litigation or orders which may have an adverse effect on our business and results of operations. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may also require us to incur substantial costs to reach compliance or change the manner in which we use data.

We may be unable to meet evolving regulatory requirements and stakeholder expectations regarding environmental, social or governance matters.
Climate Change-Related Risks
Climate change, or legal, regulatory, or market measures to address climate change, could adversely affect our business and results of operations.
We have identified certain climate change-related risks that have impacted or may in the future impact our business over the short-, medium- and long-term. The nature of these risks depends on both the physical aspects of climate change as well as legal, regulatory and market requirements, pressure to reduce our carbon footprint and our ability to understand and respond to rapidly evolving developments. Climate change and related measures could have adverse impacts on the Company's business, financial condition and results of operations, including, but not limited to:
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
We face increasing pressure to demonstrate our products are environmentally-friendly. Our efforts to mitigate that risk include using materials or processes that are third-party certified for environmentally-friendly attributes like OEKO-TEX® as well as U.S. Cotton Trust Protocol ("USCTP") which provides traceable and preferred cotton. Macy's and Bloomingdale's have curated sitelets online to help strengthen Macy's, Inc.'s position of being identified as a responsible retailer, committed to climate-related and broader environmental topics. These mitigation efforts may not be successful.
•Acute Physical Risk. The Macy's, Inc. physical infrastructure and operations, which may be affected, damaged or interrupted by more frequent and severe weather events such as pluvial /fluvial/coastal flooding, tropical cyclone, drought and wildfire. In addition to damaging physical infrastructure, such events may also impact our workforce and shopping accessibility. This includes the possibility of extreme weather events disrupting Macy's, Inc.'s infrastructure, resulting in increased insurance costs and capital expenditures. The Texas ice storms and coastal hurricanes are both acute physical risk events that have affected Macy’s, Inc. in the past and serve as proxies for other potential acute risks.
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
Financial Risks
We have incurred losses due to impairment of tangible and intangible long-lived assets.
Under U.S. generally accepted accounting principles, we review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually for impairment or if events or circumstances indicate that an impairment may have occurred.

For example, we recognized $160 million, $88 million and $957 million of non-cash asset impairment charges in fiscal 2025, 2024 and 2023, respectively, primarily related to approximately 150 store locations planned for closure as part of the Bold New Chapter strategy and corporate and other assets. In fiscal 2020, primarily as a result of the impacts of the COVID-19 pandemic, we incurred $3.0 billion of goodwill impairments attributable to the Macy’s reporting unit and the bluemercury reporting unit and $200 million of impairments primarily related to long-lived tangible and right of use assets.
Any significant deterioration in macroeconomic or industry conditions could affect the value of our long-lived assets, right of use assets and goodwill and could result in future impairment charges, which would adversely affect our results of operations.
Inability to access capital markets could adversely affect our business or financial condition.
Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to this potential source of future liquidity. A downgrade in the ratings that rating agencies assign to the Company's short- and long-term debt has and may continue to negatively impact our access to the debt capital markets and increase our cost of borrowing. In addition, our asset-based credit facility requires us to maintain a specified fixed charge coverage ratio. Our ability to comply with the ratio may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If our results of operations deteriorate to a point where we are not in compliance with our debt covenants and we are unable to obtain a waiver, much of our debt would be in default and could become due and payable immediately. Our assets may not be sufficient to repay in full this indebtedness, resulting in a need for an alternate source of funding. We cannot make any assurances that we would be able to obtain such an alternate source of funding on satisfactory terms, if at all and our inability to do so could cause the holders of our securities to experience a partial or total loss of their investments in the Company.
Our level of indebtedness may adversely affect our ability to operate our business, remain in compliance with debt covenants, react to changes in our business or the industry in which we operate, or prevent us from making payments on our indebtedness.
As of January 31, 2026, the aggregate principal amount of our total outstanding indebtedness was $2,432 million. Our level of indebtedness could have important consequences for the holders of our debt and equity securities. For example, it could:
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
Risk Management and Strategy
Macy's, Inc. operates a security operations program that employs a defense-in-depth strategy to provide layers of safeguards against cybersecurity threats. We apply a hybrid security framework model using the National Institute of Standards and Technologies ("NIST"), International Organization for Standardization ("ISO") 27001, Control Objectives for Information and Related Technologies ("COBIT") and Payment Card Industry Data Security Standard ("PCI DSS") frameworks as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

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
We engage independent third-party security partners to evaluate, measure and assist in the development and continuous enhancement of our security program. This includes, but is not limited to, program reviews, compromise assessments, breach response planning and tabletop exercises.
In the event we experience an actual or threatened cybersecurity incident or attack, our Security team will consult with a third-party security firm when appropriate, perform a root cause analysis and determine both how to address the threat and whether we could take additional steps to improve our security posture. In this regard prior cybersecurity incidents have informed changes to our processes to minimize vulnerabilities. As of the filing of this Annual Report on Form 10-K, we have not experienced a cybersecurity incident or attack, or any risk from cybersecurity threats, that has materially affected, or is reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, if as a result of any future attacks our information technology systems are significantly damaged, cease to function properly or are subject to a significant cybersecurity breach, we may suffer an interruption in our ability to manage and operate the business and our business strategy, results of operations or financial condition could be adversely affected. For additional information about risks related to actual or threatened cybersecurity incidents, see “Information Security, Cybersecurity, Privacy and Data Management Risks” in the “Risk Factors” section of this Annual Report on Form 10-K.
Governance
The Audit Committee of our Board of Directors is responsible for addressing policies with respect to the Company's risk assessment and risk management, including risks related to data privacy, computerized information controls and cybersecurity and to consider any recommendations for improvement of such controls. The chairperson of the Audit Committee updates the full Board of Directors on these discussions.
The Audit Committee and the full Board of Directors when appropriate, receive regular updates from management on IT security, internal and external security reviews, data protection, risk assessments, breach preparedness, systems disruption risk, threat assessments, response plans and consumer privacy compliance.
Senior management, including the Chief Operating Officer/Chief Financial Officer, Chief Legal Officer and Chief Information Officer are closely involved with our breach response plans and are a critical part of our decision-making process. These executives attend annual tabletop exercises on response processes and our playbook.
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
Our Chief Information Security Officer ("CISO") leads our data protection programs. Our CISO is head of information security, privacy, IT risk, identity and access management and has 33 years with the Company in various roles of increasing responsibilities including Audit Assurance, Computer Operations, Networking and System platforms, including 14 years developing and managing the cybersecurity program. He holds a bachelor’s degree in computer science. The CISO provides cybersecurity updates at least three times per year to the Audit Committee and an annual review with the full Board of Directors.
Item 2.    Properties.
The properties of the Company consist primarily of stores and related facilities, including a logistics network. The Company also owns or leases other properties, including corporate office space in New York and other facilities at which centralized operational support functions are conducted.
As of January 31, 2026, the operations of the Company included 665 store locations in 43 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 98 million square feet. These locations consisted of 243 owned locations, 340 leased locations, 79 locations operated under arrangements where the Company owned the building and leased the land and three locations of partly owned and partly leased buildings. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 15 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company's real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.
The Company's operations were conducted through the following branded store locations as of January 31, 2026:

By Brand	Total	Owned	Leased	Subject to a Ground Lease	Partly Owned and Partly Leased
Macy's	432	231	125	73	3
Bloomingdale's	61	12	43	6	—
Bluemercury	172	—	172	—	—
	665	243	340	79	3

Store count activity for the 52 weeks ended January 31, 2026 was as follows:

Store count at beginning of fiscal year	680
Stores opened	12
Stores closed, consolidated into or relocated from existing centers (a)	(27)
Store count at end of fiscal year	665
(a)    Stores are removed from store count and identified as closed once closure activities begin.
Additional information about the Company's logistics network as of January 31, 2026 is as follows:

Location	Primary Function	Owned or Leased	Square Footage (thousands)
Bridgeton, MO	Stores	Leased	43
Cheshire, CT	Direct to customer	Leased	719
Chicago, IL	Stores	Owned	862
China Grove, NC	Direct to customer	Leased	2,650
Columbus, OH	Stores	Leased	673
Dayton, OH	Stores	Leased	107
Denver, CO	Stores	Leased	20
Goodyear, AZ	Direct to customer	Owned	1,560
Hayward, CA	Stores	Owned	310
Joppa, MD	Stores	Owned	850
Lathrop, CA	Direct to customer	Leased	273
Kapolei, HI	Stores	Leased	260
Los Angeles, CA	Stores	Owned	1,178
Martinsburg, WV	Direct to customer	Owned	2,440
Miami, FL	Stores	Leased	535
Portland, TN	Direct to customer	Owned	1,675
Raritan, NJ	Stores	Owned	980
Sacramento, CA	Direct to customer	Leased	385
Secaucus, NJ	Stores	Leased	675
South Windsor, CT	Stores	Leased	595
Stone Mountain, GA	Stores	Owned	920
Tomball, TX	Stores	Leased	902
Tukwila, WA	Stores	Leased	500
Tulsa, OK	Direct to customer	Owned	2,195
Youngstown, OH	Direct to customer	Owned	610
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's common stock is listed on the New York Stock Exchange under the trading symbol “M.” As of January 31, 2026, the Company had approximately 10,840 stockholders of record.
The declaration and payment of future dividends will be at the discretion of the Company's Board of Directors, are subject to restrictions under the Company's debt instruments and may be affected by various other factors, including the Company's earnings, financial condition and legal or contractual restrictions.
On February 22, 2022, the Company announced that its Board of Directors authorized a $2.0 billion share repurchase program, which does not have an expiration date. The Company may continue, discontinue or resume purchases of common stock under this or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice. During 2025, the Company repurchased 17.7 million shares of its common stock on the open market. As of January 31, 2026, $1.1 billion remained available for repurchase under this authorization.
The following graph compares the cumulative total stockholder return on the Company's common stock with the Standard & Poor's 500 Composite Index and the Company's peer groups for the period from January 30, 2021 through January 31, 2026, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

Total Stockholder Return Performance
250
200
150
100
50
1/30/2021
1/29/2022
1/28/2023
2/3/2024
2/1/2025
1/31/2026
M
Peer group
S&P 500
S&P 500 Retail Select Index

The Compensation and Management Development Committee of the Board of Directors uses companies with the S&P 500 Retail Select Index for evaluating compensation related to the Company's performance-based restricted stock units. The Compensation and Management Development Committee of the Board of Directors also uses the following peer group, which is selected on a line-of-business basis, for general comparisons and benchmarking to assess and evaluate compensation for the Company's executive officers: Best Buy Co., Inc., Burlington Stores Inc., Dicks Sporting Goods, Inc., Dillard's, Inc., Dollar Tree, Inc., Foot Locker, Inc., Gap Inc., Kohl's Corporation, Lowe's Companies, Inc., Nordstrom, Inc., Ross Stores, Inc., Target Corporation, TJX Companies, Inc., Ulta Beauty, Inc. and Williams-Sonoma, Inc.
Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to promote understanding of the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2025 compared to 2024 and 2023. The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended January 31, 2026 to February 1, 2025 and February 3, 2024. For a full discussion of changes from the fiscal year ended February 1, 2025 to the fiscal year ended February 3, 2024, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (filed March 21, 2025). This section also contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in "Risk Factors" and "Forward-Looking Statements."
Fiscal 2025 Overview and Company Strategy
The Company completed its second year of the execution of its Bold New Chapter strategy, which is focused on the needs of our customer and is centered on an enhanced omni-channel shopping experience across all three of our nameplates. This strategy prioritizes improving the shopping environment and elevating the customer experience, while closing underproductive Macy's stores to focus resources and investments on its go-forward enterprise. During fiscal 2025, the Company continued to make progress on the three pillars within the Bold New Chapter strategy, as follows:
•Strengthen and Reimagine Macy's nameplate
◦Reimagine 125 Locations: In early February 2025, we overlaid successful initiatives from the First 50 locations to an additional 75 stores for a total of 125 reimagined Macy's locations. The investments in the additional 75 stores have continued emphasis on customer experience, and build on learnings from the first year of our Bold New Chapter strategy. The Reimagine 125 locations outperformed the rest of the Macy's fleet in 2025. These locations are now better organized, easier to shop and have a more compelling visual presentation. Within each category we are driving higher interest and engagement through increased differentiation. We are carving out floor space to leverage new trends while maintaining a presence in existing categories and brands.
◦Revitalize assortment: Our assortment matrix evolution continues to gain traction as we elevate our product curation to deliver a more compelling mix of newness and fashion. Our merchants continue to be focused on clarity of offering, enhanced variety and reduced redundancies. Our strong balance sheet, large addressable market and loyal customer base are attractive differentiators to brands and partners. Our off-price concept, Backstage, and digital Macy's Marketplace remained strong. Backstage and Marketplace fill white space in our assortments and help us maintain loyal customers seeking more price and brand variety.
◦Customer Experience: We are supporting our omnichannel customer experience by investing in colleagues that includes rolling out enhanced education, a tiered approach to staffing and events and dedicated colleagues for specific merchandise areas. In addition, we are taking a more localized approach to enable store-level empowerment and deliver against distinct customer preferences in each of the markets we serve.Through these efforts, in 2025, Macy's delivered its best net promoter score on record.
•Accelerate luxury growth
◦Bloomingdale's: Bloomingdale's achieved its highest owned-plus-licensed-plus-marketplace comparable sales growth in 14 quarters, sequential improvement in its net promoter score and its best holiday on record. From a category perspective, fragrance, women’s contemporary, designer apparel and fine jewelry were standout contributors to this performance. We introduced several new brands that are already driving results including Totem, Christian Louboutin, Victoria Beckham Beauty, Skims, Messika and Vuori. These brands are inspiring existing customers, attracting new ones and further strengthening Bloomingdale’s relevancy.
◦Bluemercury: Bluemercury achieved its 20th consecutive quarter and sixth consecutive year of comparable sales growth. Results continued to be driven by expanded brand partnerships in dermatological skincare, color and fragrance including Skinceuticals, Dr Diamonds Metacine, Sisley Paris and Parfums De Marley.

•Simplify and modernize end-to-end operations
◦Efforts to drive meaningful change for our customers, and operational and financial performance, continue to progress. We opened our new state-of-the-art fulfillment and store replenishment center, China Grove, which incorporates automation, robotics and artificial intelligence into our delivery ecosystem. The facility helps modernize and strengthen our supply chain and provides us the opportunity to increase accuracy and timeliness of deliveries and further reduce our delivery costs. Our end-to-end work gives us the ability to invest in our growth ambitions, while simplifying our business model.
Comparable sales highlights for 2025 versus 2024 related to components of the Bold New Chapter strategy are as follows:
•Macy's, Inc. comparable sales were up 1.5% on an owned-plus-licensed-plus-marketplace basis.
◦Macy's, Inc. go-forward business comparable sales, inclusive of go-forward locations and digital across nameplates, were up 1.7% on an owned-plus-licensed-plus-marketplace basis.
•Company's nameplate highlights include:
◦Macy's comparable sales were up 0.4% on an owned-plus-licensed-plus-marketplace basis. Macy's go-forward business comparable sales, inclusive of Macy’s go-forward locations and digital, were up 0.6% on an owned-plus-licensed-plus-marketplace basis.
•Reimagine 125 locations comparable sales, included within Macy's go-forward business comparable sales, were up 1.0% on an owned-plus-licensed-plus-marketplace basis.
◦Bloomingdale's comparable sales were up 7.4% on an owned-plus-licensed-plus-marketplace basis.
◦Bluemercury comparable sales were up 1.6%.
See pages 30 to 31 for reconciliations of non-GAAP financial measures to the most comparable U.S. generally accepted accounting principles ("GAAP") financial measures and other important information.

Analysis of Results of Operations

	2025			2024			2023
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$21,764			$22,293			$23,092
Other revenue	857	3.9%		713	3.2%		774	3.4%
Total revenue	22,621			23,006			23,866
Cost of sales	(13,497)	(62.0)%		(13,740)	(61.6)%		(14,224)	(61.6)%
Selling, general and administrative expenses (SG&A)	(8,240)		(36.4)%	(8,330)		(36.2)%	(8,375)		(35.1)%
Gains on sale of real estate	48		0.2%	144		0.6%	61		0.3%
Impairment, restructuring and other costs	(230)		(1.0)%	(171)		(0.7)%	(1,027)		(4.3)%
Interchange fee settlement, net	328		1.4%	—		—%	—		—%
Operating income	$1,030		4.6%	$909		4.0%	$301		1.3%

Net Income	$642			$582			$45

Diluted earnings per share	$2.32			$2.07			$0.16

Supplemental Financial Measure
Gross margin	$8,267	38.0%		$8,553	38.4%		$8,868	38.4%
Digital sales as a percent of net sales	35%			33%			33%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an owned-plus-licensed-plus-marketplace basis	1.5%			(0.9)%			(6.0)%
Adjusted diluted earnings per share	$2.32			$2.64			$3.28
EBITDA	$1,873			$1,760			$1,075
Adjusted EBITDA	$1,842			$1,977			$2,236
See pages 30 to 31 for reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Comparison of 2025 and 2024

	2025	2024
Net sales	$21,764	$22,293
Change in comparable sales on an owned plus licensed plus marketplace basis	1.5%	(0.9)%
Digital sales as a percent of net sales	35%	33%
Net sales for 2025 were down $529 million, or 2.4%, compared to 2024. The decline was mainly due to store closures at the end of fiscal year 2024, which contributed approximately $700 million of annual net sales in the prior year. Comparable sales on an owned-plus-licensed-plus-marketplace basis increased 1.5%.

	2025		2024
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$669	3.1%	$537	2.4%
Macy's Media Network, net	188	0.9%	176	0.8%
Other revenue	$857	3.9%	$713	3.2%

Proprietary credit card sales penetration	40.1%		41.6%
The increase in other revenues from 2024 to 2025 was driven by a $132 million, or 25% increase, in credit card revenues which continued to be driven by a strong credit portfolio. Macy Media Network grew $12 million, or 7% from 2024, driven by benefits from our Amazon ad partnership which started this year.

	2025	2024
Cost of sales	$(13,497)	$(13,740)
As a percent to net sales	62.0%	61.6%
Gross margin	$8,267	$8,553
As a percent to net sales	38.0%	38.4%
Gross margin rate decreased by 40 basis points from 2024 to 2025. The decline was driven by the impact of tariffs, net of the Company's tariff mitigation efforts.

	2025	2024
SG&A expenses	$(8,240)	$(8,330)
As a percent to total revenue	36.4%	36.2%
SG&A expenses decreased $90 million, or 1%, from 2024 to 2025 due to the net impact of the benefit of the 64 closed Macy's locations and ongoing expense savings initiatives, partially offset by investments in its go-forward business.

	2025	2024
Gains on sale of real estate	$48	$144
Asset sale gains in both 2025 and 2024 primarily reflect the monetization of non-go-forward store locations.

	2025	2024
Impairment, restructuring and other costs	$(230)	$(171)
The $230 million and $171 million of impairment, restructuring and other costs recognized in 2025 and 2024, respectively, primarily relate to actions that align with the Company's Bold New Chapter strategy. The primary costs consist of $160 million and $88 million non-cash asset impairment charges and $47 million and $44 million of restructuring charges recognized in 2025 and 2024, respectively. The impairment charges recognized in fiscal 2025 and 2024 primarily relate to non go-forward locations and the remaining amount is associated with corporate and other assets. The restructuring charges recognized in fiscal 2025 and 2024 are primarily related to employee termination and severance charges.

	2025	2024
Interchange fee settlement, net	$328	$—
The $328 million of income recognized in 2025 relates to the settlement of agreements to resolve credit card interchange fee litigation matters, net of legal fees.

	2025	2024
Benefit plan income, net	$16	$16
The Company recorded non-cash net benefit plan income related to the Company's defined benefit plans. This income includes the net amount of interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses. Benefit plan income remained flat from 2024 to 2025.

	2025	2024
Pension settlement charges	$(67)	$(46)
Pension settlement charges in 2025 were primarily related to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit retirement plans as the result of lump sum distributions associated with retiree distribution elections.

	2025	2024
Net interest expense	$(97)	$(115)
The 16% decrease in net interest expense, excluding losses on extinguishment of debt, from 2024 to 2025 was primarily driven by a decrease in interest expense as a result of the reduction in average outstanding debt balances following debt repayment and refinancing transactions that occurred in fiscal 2024 and 2025, including transactions in the second quarter of 2025 that resulted in an approximate $340 million reduction in long-term debt.

	2025	2024
Effective tax rate	24.4%	23.7%
Federal income statutory rate	21%	21%
In 2025, income tax expense of $207 million, or 24.4% of pretax income, reflects a different effective tax rate as compared to the Company's federal income tax statutory rate of 21% driven primarily by the impact of state and local taxes. In 2024, income tax expense of $181 million, or 23.7% of pretax income, reflects a different effective tax rate as compared to the company's federal income tax statutory rate of 21% driven primarily by the impact of state and local taxes.
Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the asset-based credit facility described below. Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, lease obligations, merchandise purchase obligations, retirement plan benefits and self-insurance reserves. See Notes 4, 6 and 9 to the Consolidated Financial Statements included in Item 8 of this Report for amounts outstanding on January 31, 2026, related to leases, debt and retirement plans, respectively. Merchandise purchase obligations represent future merchandise payables for inventory purchased from various suppliers through contractual arrangements and are expected to be funded through cash from operations.
We believe that our available cash, together with expected future cash generated from operations, the amount available under our credit facility and credit available in the market will be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for at least the next 12 months and the foreseeable future thereafter.

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
The Company ended the year with a cash and cash equivalents balance of $1,246 million, a decrease from $1,306 million in 2024. Also, the Company is party to the ABL Credit Facility with certain financial institutions providing for a $2,100 million Revolving ABL Facility. As of January 31, 2026, borrowing capacity of the ABL Credit Facility was $1,957 million, which reflects a $143 million reduction due to standby letters of credit outstanding.

	2025	2024	2023
Net cash provided by operating activities	$1,430	$1,278	$1,305
Net cash used by investing activities	(639)	(592)	(913)
Net cash used by financing activities	(852)	(413)	(220)
Operating Activities
Net cash provided by operating activities was $1,430 million in 2025 compared to $1,278 million in 2024. The increase was primarily driven by working capital changes.
The Company's future material contractual obligations and commitments as it relates to operating activities as of January 31, 2026 are approximately $6.0 billion of operating lease obligations primarily due after 2030 and $3.6 billion of other obligations, the majority consisting of merchandise purchase obligations due in less than one year. Note 4 and Note 14 to the Financial Statements provide additional information on operating leases and other obligations, respectively.
Investing Activities
The Company's 2025 capital expenditures were $740 million, mainly driven by digital and technology investments as well as omni-channel capabilities. The Company also opened 12 new stores in 2025 across nameplates and formats and continued to invest in its current stores. The net cash used by investing activities was offset by $107 million of net proceeds from the disposition of assets.
The Company expects capital expenditures to be approximately $800 million during 2026. The Company's spend will be primarily focused on initiatives that will continue to support the Bold New Chapter strategy, including digital and technology investments, investments in our remaining go-forward locations and omni-channel capabilities. These expenditures are expected to be financed with cash from operations and existing cash and cash equivalents. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of capital expenditure needs or based on the current economic environment.
Financing Activities
Dividends
The Company paid dividends totaling $197 million in 2025 and $192 million in 2024. The Board of Directors declared regular quarterly dividends of 18.24 cents per share on the Company's common stock, paid on April 1, 2025, July 1, 2025, October 1, 2025 and January 2, 2026, to Macy's, Inc. shareholders of record at the close of business on March 14, 2025, June 13, 2025, September 15, 2025 and December 15, 2025, respectively.
On February 27, 2026, the Company's Board of Directors declared a regular quarterly dividend of 19.15 cents per share on its common stock, payable April 1, 2026, to shareholders of record at the close of business on March 13, 2026. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.
Stock Repurchases
On February 22, 2022, the Company announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. During 2025, the Company repurchased 17.7 million shares of its common stock at an average cost of $14.21 per share for $251 million. During 2024, the Company did not repurchase any shares of its common stock on the open market. As of January 31, 2026, $1.1 billion remained available under the authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.

Debt Transactions
The Company completed the following debt transactions in 2025:
•On April 9, 2025, the Company, entered into an amendment to its ABL Credit Facility which reduced the asset-based credit facility from $3,000 million to $2,100 million, extended the maturity date to April 2030 and maintained similar collateral support, but reduced commercial letter of credit fees and unused facility fees. The Company had no outstanding borrowings under the ABL Credit Facility as of January 31, 2026 and February 1, 2025.
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
•On August 28, 2025, the Company redeemed $194 million aggregate principal amount of senior notes and debentures, related to the July 29, 2025 debt transactions.
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
At January 31, 2026, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $2,185 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest if there is both a change of control (as defined in the applicable indenture) of the Company and the notes are rated by specified rating agencies at a level below investment grade.
The Company's future contractual obligations and commitments as it relates to financing activities as of January 31, 2026 are $2.4 billion of long-term debt obligations, $1.3 billion of related interest, $143 million of standby letters of credit and $19 million of finance lease obligations. Note 6 and Note 4 to the Financial Statements provide additional information on debt and finance leases, respectively.
As of January 31, 2026, the Company's credit rating and outlook were as described in the table below:

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
Guarantor Summarized Financial Information
The Company has senior unsecured notes and senior unsecured debentures (collectively the Unsecured Notes) outstanding with an aggregate principal amount of $2,441 million outstanding as of January 31, 2026, with maturities ranging from 2027 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC ("MRH", or "Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. (Parent together with the Subsidiary Issuer are the Obligor Group), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior unsecured obligations, senior to any of the Company's future subordinated indebtedness and are structurally subordinated to all existing and future obligations of each of the Company's subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company's secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantee are effectively subordinated to all of the Subsidiary Issuer's and Parent and their subsidiaries' existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $7,016 million as of January 31, 2026 have been excluded from the Summarized Balance Sheets. Equity in the earnings of non-Guarantor subsidiaries of $1,761 million have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.
Summarized Balance Sheet

January 31, 2026
(in millions)
ASSETS
Current Assets	$1,033
Noncurrent Assets	5,357

LIABILITIES
Current Liabilities	$1,741
Noncurrent Liabilities (a)	6,800
a)Includes net amounts due to non-Guarantor subsidiaries of $2 million
Summarized Statement of Operations

2025
(in millions)
Net Sales	$1,098
Consignment commission income (a)	3,176
Other revenue	166
Cost of sales	(526)
Operating loss	(1,198)
Loss before income taxes (b)	(811)
Net loss	(435)
a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary
b)Includes $684 million of dividend income from non-Guarantor subsidiaries

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing earnings before interest, taxes, depreciation and amortization ("EBITDA") is a non-GAAP financial measure which the Company believes provides meaningful information about its operational efficiency by excluding the impact of changes in tax law and structure, debt levels and capital investment. In addition, management believes that excluding certain items that are not associated with the Company's core operations and that may vary substantially in frequency and magnitude from period-to-period from net income (loss), diluted earnings (loss) per share and EBITDA provide useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. The Company uses certain non-GAAP financial measures as performance measures for components of executive compensation.
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

	2025		2024		2023
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share data)
As reported	$642	$2.32	$582	$2.07	$45	$0.16
Impairment, restructuring and other costs	230	0.83	171	0.61	1,027	3.69
Interchange fee settlement, net	(328)	(1.19)	—	—	—	—
Pension settlement charges	67	0.24	46	0.16	134	0.48
Losses on extinguishment of debt	33	0.12	1	—	—	—
Income tax impact of items identified above	(1)	—	(55)	(0.20)	(293)	(1.05)
As adjusted	$643	$2.32	$745	$2.64	$913	$3.28

EBITDA and Adjusted EBITDA
The following is a tabular reconciliation of the non-GAAP financial measure EBITDA and Adjusted EBITDA to GAAP net income, which the Company believes to be the most comparable GAAP measure.

	2025	2024	2023
	(millions)
Net income	$642	$582	$45
Interest expense - net	97	115	135
Losses on extinguishment of debt	33	1	—
Federal, state and local income tax expense (benefit)	207	181	(2)
Depreciation and amortization	894	881	897
EBITDA	$1,873	$1,760	$1,075
Impairment, restructuring and other costs	230	171	1,027
Interchange fee settlement, net	(328)	—	—
Pension settlement charges	67	46	134
Adjusted EBITDA	$1,842	$1,977	$2,236
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on assumptions that we believe to be reasonable, and we continue to review and evaluate these estimates. For further information on significant accounting policies, see discussion in Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.
Long-Lived Asset Impairment and Restructuring Charges
The carrying values of long-lived assets, inclusive of right of use ("ROU") assets, are periodically reviewed by the Company whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as historical operating losses or plans to close stores before the end of their previously estimated useful lives. Additionally, on an annual basis, the recoverability of the carrying values of individual stores is evaluated. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. In both fiscal 2025 and fiscal 2024, the Company determined impairment charges were necessary for certain of its long-lived assets as disclosed further in Note 3. If estimated cash flows significantly differ in the future, the Company may be required to record additional asset impairment write-downs.
If the Company commits to a plan to dispose of a long-lived asset before the end of its previously estimated useful life or changes its use of corporate assets, estimated cash flows are revised accordingly and the Company may be required to record an asset impairment charge. Additionally, related liabilities arise such as severance, contractual obligations and other accruals associated with store closings from decisions to dispose of assets. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment and restructuring charge recorded.
Goodwill and Intangible Assets
The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually, as of the end of fiscal May, or more frequently if an event occurs or circumstances change, for possible impairment. For impairment testing, goodwill has been assigned to reporting units which consist of the Company's retail operating divisions. Macy's and Bluemercury are the only reporting units with goodwill as of January 31, 2026, and 98% of the Company's goodwill is allocated to the Macy's reporting unit.
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
The use of different assumptions, estimates or judgments in the goodwill impairment testing process, including with respect to the estimated future cash flows of the Company's reporting units, the discount rate used to discount such estimated cash flows to their net present value and the reasonableness of the resultant implied control premium relative to the Company's market capitalization, could materially increase or decrease the fair value of the reporting unit and/or its net assets and, accordingly, could materially increase or decrease any related impairment charge.
For the Company's annual impairment assessment as of the end of fiscal May 2025 and 2024, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and goodwill and intangible assets with indefinite lives were not impaired.
The Company continues to monitor the key inputs to the fair values of its reporting units. A decline in market capitalization or future declines in macroeconomic factors or business conditions may result in additional impairment charges in future periods.
Pension and Supplementary Retirement Plans
The Company has a funded defined benefit pension plan ("the Pension Plan") and an unfunded defined benefit supplementary retirement plan ("SERP"). The Company accounts for these plans in accordance with ASC Topic 715, Compensation - Retirement Benefits. Under ASC Topic 715, an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income (loss). Additionally, pension expense is generally recognized on an accrual basis over the average remaining lifetime of participants. The pension expense calculation is generally independent of funding decisions or requirements.
The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2025 and 2024. As of the date of this report, the Company does not anticipate making funding contributions to the Pension Plan in 2026.
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
The Company's assumed annual long-term rate of return for the Pension Plan's assets was 5.50% for 2025 and 5.30% for 2024 and 2023 based on expected future returns on the portfolio of assets. As of January 31, 2026, the Company increased the assumed annual long-term rate of return for the Pension Plan's assets to 6.00% based on expected future returns on the portfolio of assets. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return assumption on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2026 pension expense by approximately $5 million.
The Company discounted its future pension obligations using a weighted-average rate of 5.23% at January 31, 2026 and 5.52% at February 1, 2025 for the Pension Plan and 5.28% at January 31, 2026 and 5.54% at February 1, 2025 for the SERP. The discount rate used to determine the present value of the Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. As the discount rate is reduced or increased, the pension liability would increase or decrease, respectively, and future pension expense would decrease or increase, respectively. Lowering the discount rates by 0.25% would increase the projected benefit obligations at January 31, 2026 by approximately $29 million and would decrease estimated 2026 pension expense by approximately $1 million. Increasing the discount rates by 0.25% would decrease the projected benefit obligations at January 31, 2026 by approximately $28 million and would increase estimated 2026 pension expense by approximately $1 million.
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
The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6, Financing, to the Consolidated Financial Statements and funding activities of its credit card portfolio, which are described in Note 2, Revenue, to the Consolidated Financial Statements. All of the Company's borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At January 31, 2026, the Company was not a party to any derivative financial instruments and based on the Company's lack of market risk sensitive instruments outstanding at January 31, 2026, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations or cash flows as of such date.
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
Tony Spring
Chief Executive Officer, Chairman of the Board of Directors
Thomas J. Edwards
Chief Operating Officer and Chief Financial Officer
Paul Griscom
Senior Vice President, Controller

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Macy's, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Macy's, Inc. and subsidiaries (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over merchandise inventories
As discussed in Note 1 to the consolidated financial statements, beginning in fiscal 2024 merchandise inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) cost method. The Company’s merchandise inventories were $4,412 as of January 31, 2026.
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
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over merchandise inventories, including IT systems. We evaluated the design and tested the operating effectiveness of certain internal controls related to the merchandise inventories process. We involved IT professionals with specialized skills and knowledge who assisted in identifying IT systems and testing certain IT dependent controls, application controls, general IT controls, and interface controls over the data transfers between systems used by the Company for tracking and recording merchandise inventories. On a sample basis, we tested certain inputs used in the tracking and recording of merchandise inventories by comparing inventory transactions to vendor invoices or cash payments. For a selection of locations, we performed inventory count procedures. We assessed the sufficiency of audit evidence obtained related to merchandise inventories by evaluating the cumulative results of procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP

We have served as the Company’s auditor since 1988.

Cincinnati, Ohio
March 27, 2026

MACY'S, INC. CONSOLIDATED STATEMENTS OF INCOME (millions, except per share data)

	2025	2024	2023
Net sales	$21,764	$22,293	$23,092
Other revenue	857	713	774
Total revenue	22,621	23,006	23,866

Cost of sales	(13,497)	(13,740)	(14,224)
Selling, general and administrative expenses	(8,240)	(8,330)	(8,375)
Gains on sale of real estate	48	144	61
Impairment, restructuring and other costs	(230)	(171)	(1,027)
Interchange fee settlement, net	328	—	—
Operating income	1,030	909	301
Benefit plan income, net	16	16	11
Pension settlement charges	(67)	(46)	(134)
Interest expense, net	(97)	(115)	(135)
Loss on extinguishment of debt	(33)	(1)	—
Income before income taxes	849	763	43
Federal, state and local income tax (expense) benefit	(207)	(181)	2
Net income	$642	$582	$45
Basic earnings per share	$2.37	$2.10	$0.16
Diluted earnings per share	$2.32	$2.07	$0.16
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (millions)

	2025	2024	2023
Net income	$642	$582	$45
Other comprehensive income, net of taxes:
Net actuarial gain and prior service credit on post employment and postretirement benefit plans, net of tax effect of $2 million, $5 million and $7 million	6	12	19
Reclassifications to net income:
Net actuarial loss and prior service cost on post employment and postretirement benefit plans, net of tax effect of $2 million, $1 million and $1 million	1	1	3
Settlement charges, net of tax effect of $17 million, $12 million and $34 million	50	34	100
Total other comprehensive income	57	47	122
Comprehensive income	$699	$629	$167
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC. CONSOLIDATED BALANCE SHEETS (millions)

	January 31, 2026	February 1, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,246	$1,306
Receivables	628	303
Merchandise inventories	4,412	4,468
Prepaid expenses and other current assets	387	385
Income taxes receivable	—	17
Total Current Assets	6,673	6,479
Property and Equipment – net	4,743	5,070
Right of Use Assets	2,136	2,243
Goodwill	828	828
Other Intangible Assets – net	420	425
Other Assets	1,438	1,357
Total Assets	$16,238	$16,402
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$6
Merchandise accounts payable	1,807	1,893
Accounts payable and accrued liabilities	2,615	2,625
Income taxes payable	71	—
Total Current Liabilities	4,493	4,524
Long-Term Debt	2,432	2,773
Long-Term Lease Liabilities	2,772	2,927
Deferred Income Taxes	805	724
Other Liabilities	876	902
Shareholders’ Equity:
Common stock (263.0 and 277.7 shares outstanding)	3	3
Additional paid-in capital	269	300
Accumulated equity	6,941	6,499
Treasury stock	(1,961)	(1,801)
Accumulated other comprehensive loss	(392)	(449)
Total Shareholders' Equity	4,860	4,552
Total Liabilities and Shareholders’ Equity	$16,238	$16,402
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (millions, except per share data)

	Common Stock (at par value)	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 28, 2023	$3	$467	$6,226	$(2,038)	$(618)	$4,040
Net income			45			45
Other comprehensive income					122	122
Common stock dividends ($0.66 per share)		2	(183)			(181)
Stock repurchases				(38)		(38)
Stock-based compensation expense		47				47
Stock issued under stock plans		(164)		164		—
Balance at February 3, 2024	3	352	6,088	(1,912)	(496)	4,035
Net income			582			582
Other comprehensive income					47	47
Common stock dividends ($0.69 per share)		2	(194)			(192)
Stock repurchases				(1)		(1)
Stock-based compensation expense		58				58
Stock issued under stock plans		(112)		112		—
Cumulative-effect adjustment (a)			23			23
Balance at February 1, 2025	3	300	6,499	(1,801)	(449)	4,552
Net income			642			642
Other comprehensive income					57	57
Common stock dividends ($0.73 per share)		3	(200)			(197)
Stock repurchases				(253)		(253)
Stock-based compensation expense		59				59
Stock issued under stock plans		(93)		93		—
Balance at January 31, 2026	$3	$269	$6,941	$(1,961)	$(392)	$4,860
(a) Represents the cumulative-effect adjustment for the change in inventory valuation method.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)

	2025	2024	2023
Cash flows from operating activities:
Net income	$642	$582	$45
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	230	171	1,027
Pension settlement charges	67	46	134
Depreciation and amortization	894	881	897
Benefit plans	2	2	4
Stock-based compensation expense	59	58	47
Gains on sale of real estate	(48)	(144)	(61)
Deferred income taxes	62	(52)	(244)
Amortization of financing costs and premium on acquired debt	8	11	10
Changes in assets and liabilities:
(Increase) decrease in receivables	(325)	2	7
Decrease (increase) in merchandise inventories	51	(51)	(99)
(Increase) decrease in prepaid expenses and other current assets	(13)	11	18
Decrease in merchandise accounts payable	(74)	(11)	(113)
Decrease in accounts payable and accrued liabilities	(83)	(49)	(266)
Increase (decrease) in current income taxes	77	(69)	3
Change in other assets and liabilities	(119)	(110)	(104)
Net cash provided by operating activities	1,430	1,278	1,305
Cash flows from investing activities:
Purchase of property and equipment	(373)	(518)	(631)
Capitalized software	(367)	(364)	(362)
Proceeds from disposition of assets, net	107	283	86
Other, net	(6)	7	(6)
Net cash used by investing activities	(639)	(592)	(913)
Cash flows from financing activities:
Debt issued	500	301	961
Debt issuance costs	(13)	(1)	(1)
Debt repaid	(846)	(524)	(963)
Debt repurchase premium and expenses	(27)	1	—
Dividends paid	(197)	(192)	(181)
Increase (decrease) in outstanding checks	(19)	3	2
Acquisition of treasury stock	(250)	(1)	(38)
Net cash used by financing activities	(852)	(413)	(220)
Net (decrease) increase in cash, cash equivalents and restricted cash	(61)	273	172
Cash, cash equivalents and restricted cash beginning of period	1,310	1,037	865
Cash, cash equivalents and restricted cash end of period	$1,249	$1,310	$1,037
Supplemental cash flow information:
Interest paid	$167	$155	$157
Interest received	42	40	38
Restricted cash, end of period	3	4	3

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries, is an omni-channel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of January 31, 2026, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's and Bluemercury, which are aggregated into one reporting segment. The metrics used by management to assess the performance of the Company's operating divisions include sales trends, gross margin rates, expense rates and rates of earnings before interest and taxes ("EBIT") and EBITDA. The Company's operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years 2025, 2024 and 2023 ended on January 31, 2026, February 1, 2025 and February 3, 2024, respectively. Fiscal years 2025 and 2024 included 52 weeks and fiscal year 2023 included 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.
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
Cost of Sales
Cost of sales consists of the cost of merchandise, including inbound freight, shipping and handling costs and certain depreciation. An estimated allowance for future sales returns is recorded and cost of sales is adjusted accordingly.
Interchange Fee Settlement
In January 2026, the Company entered into settlement agreements to resolve credit card interchange fee litigation matters in which it was a plaintiff. As a result of these settlements, the Company recorded gains within the interchange fee settlement, net line item on the Consolidated Statements of Income of $328 million, net of legal fees. As of January 31, 2026, $328 million is included in receivables on the Consolidated Balance Sheets related to this matter.
Cash and Cash Equivalents
Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $102 million at January 31, 2026 and $109 million at February 1, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments
The Company from time to time invests in debt and equity securities, including those of companies engaged in complementary businesses. Debt and equity securities held by the Company are accounted for at fair value if classified as trading or available-for-sale. Unrealized holding gains and losses on trading securities and equity securities with a readily determinable fair value are recognized in the Consolidated Statements of Income. Equity securities without a readily determinable fair value are generally recorded at cost and subsequently adjusted, in net income, for observable price changes (i.e., prices in orderly transactions for the identical investment or similar investment of the same issuer).
Receivables
The Company and Citibank, the owner of most of the Company's credit assets, are party to a long-term marketing and servicing alliance pursuant to the terms of the Program Agreement. Income earned under the Program Agreement is treated as a component of other revenue on the Consolidated Statements of Income and recorded within receivables on the Consolidated Balance Sheets. Under the Program Agreement, Citibank offers proprietary and non-proprietary credit cards to the Company's customers. Receivables related to the Program Agreement were $66 million and $73 million as of January 31, 2026 and February 1, 2025, respectively.
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
Under the LIFO cost method, the item-cost method is used to determine inventory cost before the application of any LIFO adjustment, as necessary. This method involves assigning costs to each item individually based on the actual purchase cost of that item. The Company continuously monitors whether the carrying cost of inventory exceeds its market value. Excess inventories may be disposed of through the normal course of business. The Company writes down the carrying value of inventories that are not expected to be sold at or above cost based on historical results. The application of the LIFO cost inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2025 or 2024.
Prior to February 4, 2024, merchandise inventories were valued at LIFO RIM. Under this method, inventory is segregated into departments of merchandise having similar characteristics, and its cost value is derived from the current retail selling value. Inventory retail values were converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the annual purchase activity. At February 3, 2024, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out ("FIFO") retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advertising
Advertising and promotional costs are generally expensed at first showing. Advertising and promotional costs and cooperative advertising allowances were as follows:

	2025	2024	2023
	(millions)
Gross advertising and promotional costs	$1,115	$1,213	$1,210
Cooperative advertising allowances	114	111	103
Advertising and promotional costs, net of cooperative advertising allowances	$1,001	$1,102	$1,107
Net sales	$21,764	$22,293	$23,092
Advertising and promotional costs, net of cooperative advertising allowances, as a percent to net sales	4.6%	4.9%	4.8%
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
Buildings, fixtures and equipment on leased land and leasehold improvements are amortized on a straight-line basis over the shorter of their economic lives or the lease term, beginning on the date the asset is put into use.
The carrying value of long-lived assets, inclusive of ROU assets, is periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred. Refer to Note 3 herein for further detail. For long-lived assets held for use, a potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. In both fiscal 2025 and fiscal 2024, the Company determined impairment charges were necessary for certain of its long-lived assets as disclosed further in Note 3. If estimated cash flows significantly differ in the future, the Company may be required to record additional asset impairment write-downs.
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
Leases
Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating right of use ("ROU") assets are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases. ROU assets are tested for impairment in the same manner as long-lived assets. Certain of the Company's real estate leases have terms that extend for a significant number of years and provide for rental rates that increase, in which case the lease expense is recognized on a straight-line basis, or decrease over time. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods, termination options and purchase options. Lease agreements with lease and non-lease components are combined as a single lease component for all classes of underlying assets.

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
The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken. The Company classifies accrued interest expense and penalties relating to income tax in the Consolidated Statements of Income as income tax expense.
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
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for 2025, 2024 and 2023 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost and are included in benefit plan income, net on the Consolidated Statements of Income.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The amendments in this update enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregation by jurisdiction. These amendments allow investors to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affects its income tax rate and prospects for future cash flows. ASU 2023-09 is effective for the Company beginning in the fiscal year ending January 31, 2026. The Company adopted ASU 2023-09 in the fourth quarter of 2025 retrospectively. See Note 8, Taxes, in the notes to the Consolidated Financial Statements.
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
2.    Revenue
Net sales
Net sales, which mainly consists of retail sales but also includes merchandise returns, gift cards and loyalty programs, represented 96% of total revenue for 2025, and 97% of total revenue for both 2024 and 2023. Other revenue generating activities consist of credit card revenues as well as Macy's Media Network.

Net sales by family of business	2025	2024	2023
	(millions)
Women’s Accessories, Shoes, Cosmetics and Fragrances	$9,128	$9,333	$9,520
Women’s Apparel	4,764	4,826	4,861
Men’s and Kids’	4,659	4,753	4,918
Home/Other (a)	3,213	3,381	3,793
Total Net Sales	21,764	22,293	23,092

Credit card revenues, net	669	537	619
Macy's Media Network revenue, net (b)	188	176	155
Other Revenue	857	713	774

Total Revenue	$22,621	$23,006	$23,866
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network ("MMN") is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.
Macy's accounted for approximately 84%, 85% and 86% of the Company's net sales for 2025, 2024 and 2023, respectively. In addition, digital sales accounted for approximately 35% of net sales in 2025, and 33% of net sales for both 2024 and 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $128 million as of January 31, 2026 and $114 million as of February 1, 2025. Included in prepaid expenses and other current assets is an asset totaling $81 million as of January 31, 2026 and $72 million as of February 1, 2025, for the recoverable cost of merchandise estimated to be returned by customers.
Gift Cards and Customer Loyalty Programs
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $349 million as of January 31, 2026, and $353 million as of February 1, 2025. Changes in the liability for unredeemed gift cards and customer loyalty programs are as follows:

	2025	2024	2023
	(millions)
Balance, beginning of year	$353	$384	$399
Liabilities issued but not redeemed (a)	245	287	326
Revenue recognized from beginning liability	(249)	(318)	(341)
Balance, end of year	$349	$353	$384
(a)Net of estimated breakage income.
Credit Card Revenues, net
In 2005, in connection with the sale of most of the Company's credit card accounts and related receivable balances to Citibank, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement ("Credit Card Program"). On December 13, 2021, the Company entered into the sixth amendment to its amended and restated Credit Card Program with Citibank (the "Program Agreement"), which did not materially change the Program's financial structure. As part of the Program Agreement, the Company receives payments for providing a combination of interrelated services and intellectual property to Citibank in support of the underlying Credit Card Program. Revenue based on the spending activity of the underlying accounts is recognized as the respective card purchases occur and the Company's profit share is recognized based on the performance of the underlying portfolio. Revenue associated with the establishment of new credit accounts and assisting in the receipt of payments for existing accounts is recognized as such activities occur. Credit card revenues include finance charges, late fees and other revenue generated by the Company's Credit Card Program, net of fraud losses and expenses associated with establishing new accounts, credit card funding costs and bad debt reserves and are a component of other revenue on the consolidated statements of income.
The Program Agreement expires March 31, 2030, subject to an additional renewal term of three years. The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank, (ii) the ownership by Citibank of new accounts opened by the Company's customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance. Pursuant to the Program Agreement, the Company continues to provide certain servicing functions related to the accounts and related receivables owned by Citibank and receives compensation from Citibank for these services. The amounts earned under the Program Agreement related to the servicing functions are deemed adequate compensation and, accordingly, no servicing asset or liability has been recorded on the Consolidated Balance Sheets.
The Company's credit card revenues, net were $669 million, $537 million and $619 million for 2025, 2024 and 2023, respectively. Amounts received under the Program Agreement were $763 million, $630 million and $722 million for 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.    Impairment, Restructuring and Other Costs (Benefits)
Impairment, restructuring and other costs (benefits) consist of the following:

	2025	2024	2023
	(millions)
Asset Impairments	$160	$88	$957
Restructuring	47	44	55
Other	23	39	15
	$230	$171	$1,027
On February 27, 2024, the Company announced its new strategy, Bold New Chapter, which is designed to return the Company to enterprise growth, unlock shareholder value and better serve its customers. The $230 million, $171 million and $1,027 million of impairment, restructuring and other costs, recognized in fiscal years 2025, 2024 and 2023 primarily relate to actions that align with Bold New Chapter. The $160 million, $88 million and $957 million of non-cash asset impairment charges recognized in fiscal 2025, 2024 and 2023, respectively, primarily related to locations planned for closure as part of the Bold New Chapter strategy, which is inclusive of both leased and owned locations, and the remaining amount is associated with corporate and other assets.
A summary of the restructuring liability and cash activity from the Company's Bold New Chapter strategy in 2025 and 2024, which are included within accounts payable and accrued liabilities, is as follows:

Restructuring

Balance at February 3, 2024	$46
Additions charged to expense	44
Cash payments	(59)
Balance at February 1, 2025	31
Additions charged to expense	47
Cash payments	(37)
Balance at January 31, 2026	$41
4.    Properties and Leases
Property and Equipment, net
The major classes of property and equipment, net as of January 31, 2026 and February 1, 2025 are as follows:

	January 31, 2026	February 1, 2025
	(millions)
Land	$1,134	$1,168
Buildings on owned land	3,148	3,134
Buildings on leased land and leasehold improvements	1,331	1,334
Fixtures and equipment	3,385	3,611
	8,998	9,247
Less accumulated depreciation and amortization	4,255	4,177
	$4,743	$5,070
In connection with various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 15 years. Some of these agreements require that the stores be operated under a particular name.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
ROU assets and lease liabilities consist of:

	Classification	January 31, 2026	February 1, 2025
		(millions)
Assets
Finance lease assets (a)	Right of Use Assets	$9	$10
Operating lease assets (b)	Right of Use Assets	2,127	2,233
Total lease assets		$2,136	$2,243
Liabilities
Current
Finance (a)	Accounts payable and accrued liabilities	$2	$2
Operating (b)	Accounts payable and accrued liabilities	361	365
Noncurrent
Finance (a)	Long-Term Lease Liabilities	11	13
Operating (b)	Long-Term Lease Liabilities	2,761	2,914
Total lease liabilities		$3,135	$3,294

(a)
Finance lease assets are recorded net of accumulated amortization of $12 million and $11 million as of January 31, 2026 and February 1, 2025, respectively. As of both January 31, 2026 and February 1, 2025, finance lease assets included $1 million and noncurrent lease liabilities included $1 million of non-lease components.

(b)
As of January 31, 2026, operating lease assets included $315 million of non-lease components and current and noncurrent lease liabilities included $36 million and $355 million, respectively, of non-lease components. As of February 1, 2025, operating lease assets included $317 million of non-lease components and current and noncurrent lease liabilities included $36 million and $356 million, respectively, of non-lease components.

The components of net lease expense, recognized primarily within selling, general and administrative expenses are disclosed below. For 2025, 2024 and 2023, lease expense included $87 million, $89 million and $84 million, respectively, related to non-lease components.

	2025	2024	2023
	(millions)
Real estate
Operating leases (c) –
Minimum rents	$361	$375	$372
Variable rents	64	63	55
	425	438	427
Less income from subleases –
Operating leases (d)	(54)	(50)	(46)
	$371	$388	$381

Personal property – Operating leases	$5	$5	$6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Certain supply chain operating lease expense amounts are included in cost of sales.
(d)	Represents sublease income from certain corporate office locations.
As of January 31, 2026, the maturity of lease liabilities is as follows:

	Finance Leases	Operating Leases (e and f)	Total
	(millions)
Fiscal year
2026	$3	$393	$396
2027	3	374	377
2028	2	357	359
2029	2	326	328
2030	1	322	323
After 2030	8	4,223	4,231
Total undiscounted lease payments	19	5,995	6,014
Less amount representing interest	6	2,873	2,879
Total lease liabilities	$13	$3,122	$3,135

(e)
Operating lease payments include $2,396 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $14 million of legally binding minimum lease payments for leases signed but not yet commenced.

(f)
Operating lease payments include $968 million related to non-lease component payments, with $668 million of such payments related to options to extend lease terms that are reasonably certain of being exercised.

Additional supplemental information regarding assumptions and cash flows for operating and finance leases is as follows:

Lease Term and Discount Rate	January 31, 2026	February 1, 2025
Weighted-average remaining lease term (years)
Finance leases	10.2	10.8
Operating leases	19.3	19.6
Weighted-average discount rate
Finance leases	7.12%	7.15%
Operating leases	6.83%	6.80%

Other Information	52 Weeks Ended January 31, 2026	52 Weeks Ended February 1, 2025
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used from operating leases	$399	$362
Financing cash flows used from financing leases	3	3
Leased assets obtained in exchange for new operating lease liabilities	48	117
The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases have future minimum lease payments aggregating approximately $147 million and are offset by payments from existing tenants and subtenants. In addition, the Company is contingently liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.    Goodwill and Other Intangible Assets
The following summarizes the Company's goodwill and other intangible assets:

	January 31, 2026	February 1, 2025
	(millions)
Non-amortizing intangible assets
Goodwill	$9,290	$9,290
Accumulated impairment losses	(8,462)	(8,462)
	828	828
Tradenames	376	376
	$1,204	$1,204
Amortizing intangible assets
Favorable leases and other contractual assets	$5	$5
Tradenames	70	70
	75	75
Accumulated amortization
Favorable leases and other contractual assets	(2)	(2)
Tradenames	(29)	(24)
	(31)	(26)
	$44	$49
Capitalized software
Gross balance	$1,602	$1,431
Accumulated amortization	(785)	(629)
	$817	$802
For the Company's annual impairment assessment as of the end of fiscal May 2025 and 2024, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and therefore goodwill and intangible assets with indefinite lives were not impaired.
Finite lived tradenames are being amortized over their respective useful lives ranging from 10 years to 20 years. Favorable lease intangible assets and other contractual assets are being amortized over their respective lease or contract terms.
Other contractual assets and tradenames amortization expense amounted to $5 million for each of 2025 and 2024 and $2 million for 2023. Capitalized software amortization expense amounted to $351 million for 2025, $310 million for 2024 and $269 million for 2023.
Future estimated amortization expense for assets, excluding in-process capitalized software of $116 million not yet placed in service as of January 31, 2026, is shown below:

	Amortizing intangible assets	Capitalized Software
	(millions)
Fiscal year
2026	$5	$315
2027	5	213
2028	5	128
2029	5	44
2030	5	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.    Financing
The Company's debt is as follows:

	January 31, 2026	February 1, 2025
	(millions)
Short-term debt:
7.60% Senior debentures due 2025	$—	$6
	$—	$6
Long-term debt:
6.79% Senior debentures due 2027	$34	$61
6.70% Senior debentures due 2028	—	28
7.00% Senior debentures due 2028	—	94
6.70% Senior exchanged debentures due 2028	—	54
8.75% Senior exchanged debentures due 2029	—	13
6.90% Senior debentures due 2029	—	72
5.875% Senior notes due 2029	—	326
5.875% Senior notes due 2030	201	425
7.875% Senior exchanged debentures due 2030	5	5
7.875% Senior debentures due 2030	5	5
6.90% Senior debentures due 2032	12	12
6.90% Senior exchanged debentures due 2032	1	1
6.125% Senior notes due 2032	425	425
7.875% Senior notes due 2033	500	—
4.50% Senior notes due 2034	367	367
6.70% Senior exchanged debentures due 2034	181	181
6.70% Senior debentures due 2034	18	18
6.375% Senior notes due 2037	192	192
5.125% Senior notes due 2042	250	250
4.30% Senior notes due 2043	250	250
Unamortized debt issue costs and discount	(19)	(20)
Premium on acquired debt, using an effective interest yield of 6.021% to 7.654%	10	14
	$2,432	$2,773
Interest expense and losses on extinguishment of debt are as follows:

	2025	2024	2023
		(millions)
Interest on debt	$160	$178	$187
Amortization of debt premium	(2)	(2)	(2)
Amortization of financing costs and debt discount	8	12	12
Interest on finance leases	1	1	1
	167	188	198
Less interest capitalized on construction	28	30	28
Interest expense	$139	$158	$170
Losses on extinguishment of debt	$33	$1	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt Obligations
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
The Amended & Extended ABL Credit Facility contains customary borrowing conditions including a borrowing base equal to the sum of (i) 90% of the net orderly liquidation percentage of eligible inventory, minus (ii) customary reserves. Amounts borrowed under the Amended & Extended ABL Credit Facility are subject to interest at a rate per annum equal to, at the ABL Borrower’s option, either (i) adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25% to 1.50% or (ii) a base rate plus a margin of 0.25% to 0.50%, in each case depending on revolving line utilization. The Amended & Extended ABL Credit Facility also contains customary covenants that provide for, among other things, limitations on indebtedness, liens, fundamental changes, restricted payments and prepayment of certain indebtedness as well as customary representations and warranties and events of default typical for credit facilities of this type.
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
The Company did not make any borrowings or repayments under its revolving credit facility during 2025. The Company borrowed and repaid $301 million of debt under its revolving credit facility during 2024. As of January 31, 2026 and February 1, 2025, there were no outstanding borrowings under the agreement.
Senior Notes and Debentures
The senior notes and the senior debentures are unsecured obligations of a 100%-owned subsidiary of Macy's, Inc. and Macy's Inc. has fully and unconditionally guaranteed these obligations.
Other Financing Arrangements
There were $143 million and $144 million of other standby letters of credit outstanding as of January 31, 2026 and February 1, 2025, respectively, which reduced the available borrowing capacity to $1,957 million and $2,856 million, respectively.
2025 Debt Financing Activities
On July 29, 2025, Macy’s Retail Holdings, LLC (“MRH”), a wholly owned subsidiary of Macy’s, Inc., completed an offering of $500 million in aggregate principal amount of 7.375% senior notes due 2033 (the “2033 Notes”) in a private offering (the “Notes Offering”). The 2033 Notes mature on August 1, 2033. The 2033 Notes are senior unsecured obligations of MRH and are unconditionally guaranteed on a senior unsecured basis by Macy’s, Inc. MRH used the net proceeds from the Notes Offering, together with cash on hand, to (i) fund a tender offer for certain outstanding senior notes and debentures, (ii) redeem approximately $587 million of certain other outstanding senior notes and debentures and (iii) pay fees, premiums and expenses in connection with the Notes Offering, tender offer and redemption.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recognized a $33 million loss related to the extinguishment of debt on the Consolidated Statements of Income during 2025 as a result of the transactions above.
2024 Debt Financing Activities
On September 18, 2024, MRH, a direct, wholly owned subsidiary of Macy’s, Inc., completed a tender offer in which $221 million aggregate principal amount of certain senior notes and debentures were tendered for early settlement and purchased by MRH. The total cash cost for the tender offer was $225 million and was funded using cash on hand. The Company recognized $1 million of losses on extinguishment of debt on the Consolidated Statements of Income during the third quarter of 2024.
Long-Term Debt Maturities
Future maturities of long-term debt are shown below:

(millions)
Fiscal year
2027	$34
2028	—
2029	—
2030	211
2031	13
After 2031	2,183
Debt Repayments
The following table shows the detail of debt repayments:

	2025	2024	2023
		(millions)
Revolving credit facility	$—	$301	$961
7.60% Senior debentures due 2025	6	—	—
6.79% Senior debentures due 2027	27	10	—
6.70% Senior exchanged debentures due 2028	54	19	—
7.00% Senior debentures due 2028	94	10	—
6.70% Senior debentures due 2028	28	1	—
5.875% Senior notes due 2029	326	174	—
8.75% Senior exchanged debentures due 2029	13	—	—
6.90% Senior debentures due 2029	72	7	—
5.875% Senior notes due 2030	224	—	—
	$844	$522	$961

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.    Accounts Payable and Accrued Liabilities

	January 31, 2026	February 1, 2025
	(millions)
Accounts payable	$816	$853
Property related liabilities	428	446
Gift cards and customer rewards	349	353
Accrued wages and vacation	263	233
Current portion of post employment and postretirement benefits	160	156
Allowance for future sales returns	128	114
Taxes other than income taxes	111	110
Current portion of workers' compensation and general liability reserves	93	87
Accrued interest	47	48
Restructuring accruals, including severance	41	31
Other	179	194
	$2,615	$2,625
Changes in workers' compensation and general liability reserves, including the non-current portion, are as follows:

	2025	2024	2023
	(millions)
Balance, beginning of year	$379	$375	$378
Charged to costs and expenses	163	159	148
Payments, net of recoveries	(150)	(154)	(151)
Balance, end of year	$392	$379	$375
The non-current portion of workers' compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At January 31, 2026 and February 1, 2025, workers' compensation and general liability reserves of $111 million and $105 million, respectively, are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.
8.    Taxes
Income tax expense (benefit) is as follows:

	2025			2024			2023
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$116	$55	$171	$203	$(50)	$153	$189	$(193)	$(4)
Foreign	1	—	1	—	—	—	(1)	—	(1)
State and local	28	8	36	30	(2)	28	54	(51)	3
	$145	$62	$207	$233	$(52)	$181	$242	$(244)	$(2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The income tax expense (benefit) reported differs from the expected tax computed by applying the federal income tax statutory rate of 21% to income before income taxes. The reasons for this difference and their tax effects are as follows:

	2025		2024		2023
	Tax	Rate	Tax	Rate	Tax	Rate
	(dollars in millions)
Expected tax	$178	21.0%	$160	21.0%	$9	21.0%
State and local income taxes, net of federal income taxes (a)	29	3.4%	26	3.4%	2	4.7%
Foreign tax	—	—%	(1)	(0.1)%	(2)	(4.7)%
Federal tax credits	(11)	(1.3)%	(8)	(1.0)%	(13)	(30.2)%
Change in unrecognized tax benefits	(2)	(0.2)%	(4)	(0.5)%	(1)	(2.3)%
Tax impact of equity awards	12	1.4%	5	0.7%	(1)	(2.3)%
Other	1	0.1%	3	0.3%	4	9.2%
	$207	24.4%	$181	23.8%	$(2)	(4.6)%

(a) State taxes in California, New York and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.
The Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP"). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2024 and all prior tax years.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 31, 2026	February 1, 2025
	(millions)
Deferred tax assets
Post employment and postretirement benefits	$—	$1
Accrued liabilities accounted for on a cash basis for tax purposes	105	94
Lease liabilities	844	888
Unrecognized state tax benefits and accrued interest	20	21
State operating loss and credit carryforwards	67	110
Other	60	98
Valuation allowance	(43)	(85)
Total deferred tax assets	1,053	1,127
Deferred tax liabilities
Excess of book basis over tax basis of property and equipment	(760)	(755)
Right of use assets	(576)	(605)
Merchandise inventories	(366)	(348)
Intangible assets	(114)	(115)
Post employment and postretirement benefits	(18)	—
Other	(24)	(28)
Total deferred tax liabilities	(1,858)	(1,851)
Net deferred tax liability	$(805)	$(724)
The valuation allowance at January 31, 2026 and February 1, 2025 relates to net deferred tax assets for certain state net operating loss and credit carryforwards. The net change in the valuation allowance amounted to a decrease of $42 million in 2025 and a decrease of $15 million in 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of January 31, 2026, the Company had no federal net operating loss carryforwards and state net operating loss carryforwards, net of valuation allowances of $493 million, which will expire between 2026 and 2044. The Company has a full valuation allowance against state credit carryforwards which will expire between 2026 and 2029.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 31, 2026	February 1, 2025	February 3, 2024
	(millions)
Balance, beginning of year	$69	$76	$80
Additions based on tax positions related to the current year	15	11	10
Reductions for tax positions of prior years	(6)	(4)	(2)
Settlements	(3)	(1)	—
Statute expirations	(12)	(13)	(12)
Balance, end of year	$63	$69	$76
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	$4	$3	$4
Deferred income taxes	—	—	1
Other liabilities (b)	59	66	71
	$63	$69	$76

(b)	Unrecognized tax benefits not expected to be settled within one year are included within other liabilities on the Consolidated Balance Sheets.
Additional information regarding unrecognized benefits and related interest and penalties is as follows:

	January 31, 2026	February 1, 2025
	(millions)
Amount of unrecognized tax benefits, net of deferred tax assets, that if recognized would affect the effective tax rate	$50	$55
Accrued federal, state and local interest and penalties	26	25
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	9	5
Other liabilities	17	20
The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. The accrued federal, state and local interest and penalties primarily relate to state tax issues and the amount of penalties paid in prior periods, and the amounts of penalties accrued at January 31, 2026 and February 1, 2025, are insignificant. Federal, state and local interest and penalties amounted to expense of $1 million for 2025, income of $1 million for 2024 and expense of $3 million for 2023.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2016. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash paid for income taxes, net of refunds, is as follows:

	2025	2024	2023
	(millions)
Federal	$41	$236	$185
Foreign	—	—	—
State and Local
California	10	21	*
New York State	5	16	17
New York City	3	*	*
Other	11	31	38
Total payments, net of refunds	$70	$304	$240

* Jurisdiction was below 5 percent of total payments, net for the period presented.
9.    Retirement Plans
The Company has defined contribution plans that cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company's Pension Plan is a funded defined benefit plan and its SERP is an unfunded defined benefit plan, which provides benefits, for certain employees, in excess of qualified plan limitations. Effective January 1, 2012, the Pension Plan was closed to new participants, with limited exceptions, and effective January 2, 2012, the SERP was closed to new participants.
In February 2013, the Company announced changes to the Pension Plan and SERP whereby eligible employees no longer earn future pension service credits after December 31, 2013, with limited exceptions. All retirement benefits attributable to service in subsequent periods are provided through defined contribution plans.
Retirement expenses (income), excluding settlement charges, included the following components:

	2025	2024	2023
		(millions)
401(k) Qualified Defined Contribution Plan	$88	$89	$85
Non-Qualified Defined Contribution Plan	1	1	1
Pension Plan	(39)	(40)	(38)
Supplementary Retirement Plan	27	28	30
Postretirement Obligations	(4)	(4)	(3)
	$73	$74	$75
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
The liability related to the qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $98 million at both January 31, 2026 and February 1, 2025. Expense related to matching contributions for the qualified plan amounted to $88 million for 2025, $89 million for 2024 and $85 million for 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At January 31, 2026 and February 1, 2025, the liability under the non-qualified plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $42 million and $43 million, respectively. The liability related to the non-qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $1 million at both January 31, 2026 and February 1, 2025. Expense related to matching contributions for the non-qualified plan amounted to $1 million in each of 2025, 2024 and 2023. In connection with the non-qualified plan, the Company had mutual fund investments at January 31, 2026 and February 1, 2025 of $42 million and $43 million, respectively, which are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.
The following provides a reconciliation of benefit obligations, plan assets and funded status of the Pension Plan and SERP as of January 31, 2026 and February 1, 2025:

	Pension Plan		SERP
	2025	2024	2025	2024
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$1,391	$1,556	$425	$467
Interest cost	68	73	21	22
Actuarial loss (gain)	16	(57)	9	(17)
Benefits paid	(59)	(58)	(40)	(47)
Settlement	(189)	(123)	—	—
Projected benefit obligation, end of year	1,227	1,391	415	425
Changes in plan assets
Fair value of plan assets, beginning of year	1,881	2,011	—	—
Actual return on plan assets	143	51	—	—
Company contributions	—	—	40	47
Benefits paid	(59)	(58)	(40)	(47)
Settlement	(189)	(123)	—	—
Fair value of plan assets, end of year	1,776	1,881	—	—
Funded status at end of year	$549	$490	$(415)	$(425)
Amounts recognized in the Consolidated Balance Sheets at January 31, 2026 and February 1, 2025
Other assets	$549	$490	$—	$—
Accounts payable and accrued liabilities	—	—	(47)	(43)
Other liabilities	—	—	(368)	(382)
	$549	$490	$(415)	$(425)
Amounts recognized in accumulated other comprehensive loss at January 31, 2026 and February 1, 2025
Net actuarial loss	$434	$521	$130	$126
Prior service cost	—	—	4	4
	$434	$521	$134	$130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net pension costs, settlement charges and other amounts recognized in other comprehensive loss for the Pension Plan and SERP included the following actuarially determined components:

	Pension Plan			SERP
	2025	2024	2023	2025	2024	2023
	(millions)
Net Periodic Pension Cost
Interest cost	$68	$73	$83	$21	$22	$23
Expected return on assets	(111)	(116)	(125)	—	—	—
Amortization of net actuarial loss	4	3	4	6	6	7
	(39)	(40)	(38)	27	28	30

Settlement charges	67	46	134	—	—	—

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial (gain) loss	(16)	7	(3)	10	(17)	(19)
Amortization of net actuarial loss	(4)	(3)	(4)	(6)	(6)	(7)
Settlement charges	(67)	(46)	(134)	—	—	—
	(87)	(42)	(141)	4	(23)	(26)
Total recognized	$(59)	$(36)	$(45)	$31	$5	$4
In 2025 and 2024, the Company incurred non-cash settlement charges of $67 million and $46 million, respectively. For 2025 and 2024, these charges related to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and were the result of an increase in lump sum distributions associated with retiree distribution elections.
The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan and SERP at January 31, 2026 and February 1, 2025:

	Pension Plan		SERP
	2025	2024	2025	2024
Discount rate	5.23%	5.52%	5.28%	5.54%
Rate of compensation increases	3.00%	3.00%	—	—
Cash balance plan interest crediting rate	5.00%	5.00%	—	—
The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan and SERP:

	Pension Plan			SERP
	2025	2024	2023	2025	2024	2023
Discount rate used to measure service cost	5.77%	5.24%	4.88% - 6.27%	—	—	—
Discount rate used to measure interest cost	5.23%	4.98%	4.72% - 5.96%	5.21%	4.96%	4.71%
Expected long-term return on plan assets	5.50%	5.30%	5.30%	—	—	—
Rate of compensation increases	3.00%	3.50%	3.50%	—	—	—
Cash balance plan interest crediting rate	5.00%	5.00%	5.00%	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Pension Plan and SERP's assumptions are evaluated annually, and at interim re-measurements if required, and updated as necessary. Due to settlement accounting and re-measurements occurring mid-year during 2023 for the Pension Plan, the discount rate used to measure service cost and the discount rate used to measure interest cost varied between periods. The table above shows the range of rates used to determine net periodic expense for the plans in 2023.
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
The Company develops its expected long-term rate of return on plan asset assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Expected returns for each major asset class are considered along with their volatility and the expected correlations among them. These expectations are based upon historical relationships as well as forecasts of how future returns may vary from historical returns. Returns by asset class and correlations among asset classes are combined using the target asset allocation to derive an expected return for the portfolio as a whole. Long- term historical returns of the portfolio are also considered. Portfolio returns are calculated net of all expenses, therefore, the Company also analyzes expected costs and expenses, including investment management fees, administrative expenses, Pension Benefit Guaranty Corporation premiums and other costs and expenses. As of January 31, 2026, the Company increased the assumed annual long-term rate of return for the Pension Plan's assets to 6.00% based on expected future returns on the portfolio of assets.
The assets of the Pension Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to Plan participants and an ultimate realization of investment returns over longer periods consistent with available market opportunities, a quality standard of investment and moderate levels of risk. The Pension Plan employs an investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return on the assets of the Pension Plan for a prudent level of risk. Risks are mitigated through a liability matching strategy to hedge against interest rate and credit spread risk, asset diversification and the use of multiple investment managers. The target allocation for plan assets is currently 7% equity securities, 87% debt securities, 2% real estate and 4% private equities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair values of the Pension Plan assets as of January 31, 2026 and February 1, 2025, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Category	2025	2024
		(millions)
Money market funds	Level 1	$114	$154
Equity securities:
U.S. pooled funds	Level 1	73	65
International pooled funds	Level 1	25	26
Fixed income securities:
U.S. Treasury bonds	Level 2	101	36
Other Government bonds	Level 2	56	55
Agency backed bonds	Level 2	2	2
Corporate bonds	Level 2	856	1,080
Mortgage-backed securities	Level 2	41	40
Asset-backed securities	Level 2	2	1
Pooled funds	Level 1	81	39
Other types of investments:
Derivatives in a positive position	Level 2	14	13
Derivatives in a negative position	Level 2	(2)	(3)
Pooled funds (a)		304	273
Real estate (a)		7	12
Private equity (a)		74	81
Total		$1,748	$1,874
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
The Company does not anticipate making funding contributions to the Pension Plan in 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following benefit payments are estimated to be paid from the Pension Plan and from the SERP:

	Pension Plan	SERP
	(millions)
Fiscal year
2026	$133	$47
2027	131	39
2028	129	41
2029	124	38
2030	115	36
2031-2035	478	161
10.    Stock-Based Compensation
The following disclosures present the Company's equity plans on a combined basis. The equity plans are administered by the Compensation and Management Development Committee of the Board of Directors (the "CMD Committee"). The CMD Committee is authorized to grant options, stock appreciation rights, restricted stock and restricted stock units to officers and key employees of the Company and its subsidiaries and to non-employee directors. The equity plans are intended to help the Company attract and retain directors, officers, other key executives and employees and are also intended to provide incentives and rewards relating to the Company's business plans to encourage such persons to devote themselves to the business of the Company. There have been no grants of stock appreciation rights under the equity plans.
Stock option grants have an exercise price equal to the market value of the underlying common stock on the date of grant, have ten-year terms and typically vest ratably over four years of continued employment. Restricted stock and time-based restricted stock unit awards generally vest one to four years from the date of grant. Performance-based restricted stock units generally are earned based on the attainment of specified goals achieved over the performance period.
As of January 31, 2026, approximately 13.7 million shares of common stock were available for additional grants pursuant to the Company's equity plans. Shares awarded are generally issued from the Company's treasury stock.
Stock-based compensation expense included the following components:

	2025	2024	2023
	(millions)
Stock options	$—	$—	$1
Restricted stock units	59	58	46
	$59	$58	$47
All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Income. There were no grants of stock options during 2025, 2024 or 2023.
Restricted Stock Units
The weighted average grant date fair values of performance-based and time-based restricted stock units granted during 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Restricted stock units (performance-based)	$11.29	$18.79	$16.16
Restricted stock units (time-based)	9.87	18.15	15.93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During 2025, 2024 and 2023, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares ("Target Shares") that may be issued to the award recipient. These awards may be earned upon the completion of approximate three-year performance periods ending January 29, 2028, February 2, 2027 and January 31, 2026, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives over the performance period. The performance objectives for the 2025, 2024 and 2023 awards include achieving a relative total shareholder return ("TSR") external metric. The 2025, 2024 and 2023 awards also include an internal metric of adjusted EBITDA margin. Relative TSR reflects the change in the value of the Company's common stock over the performance period in relation to the change in the value of the common stock of a peer group index over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the approximate three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted for the 2025, 2024 and 2023 performance-based restricted stock units,
The fair value of the Target Shares and restricted stock awards are based on the fair value of the underlying shares on the date of grant. The fair value of the portion of the Target Shares that relate to a relative TSR performance objective was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company among a peer group over the remaining performance periods. The expected volatility of the Company's common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.
The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's common stock on the grant date. Compensation expense is recorded for all restricted stock unit awards based on the amortization of the fair market value at the date of grant over the period the restrictions lapse or over the performance period of the performance-based restricted stock units. As of January 31, 2026, the Company had $54.0 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.35 years.
Activity related to restricted stock units for 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	8,734	$18.08
Granted – performance-based	1,484	11.29
Performance adjustment	501	15.61
Granted – time-based	5,489	9.87
Forfeited	(553)	14.51
Vested	(3,754)	17.57
Nonvested, end of period	11,901	$13.67
11.    Shareholders' Equity
The authorized shares of the Company consist of 125 million shares of Preferred Stock, par value of $0.01 per share, with no shares issued, and 1,000 million shares of common stock, par value of $0.01 per share, with 333.6 million shares of common stock issued and 263.0 million shares of common stock outstanding at January 31, 2026, and with 333.6 million shares of common stock issued and 277.7 million shares of common stock outstanding at February 1, 2025 (with shares held in the Company's treasury being treated as issued, but not outstanding).
Common Stock
The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights that may be applicable to any Preferred Stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors in its discretion, out of funds legally available. No shares of common stock were retired during 2025, 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Treasury Stock
Treasury stock contains shares repurchased under the share repurchase program, shares repurchased to cover employee tax liabilities related to stock plan activity, shares maintained in a trust related to deferred compensation plans and shares purchased by employees through the Employee Stock Purchase Plan ("ESPP") program. Under the deferred compensation plans, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding.
On February 22, 2022, the Company announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. Share repurchase activity during 2025, 2024 and 2023 under the share repurchase program are as follows:

	2025	2024	2023
	(millions, except per share data)
Total number of shares purchased	17.7	—	1.4
Average price paid per share	$14.21	$—	$17.57
Total investment	$251	$—	$25

Changes in the Company's common stock issued and outstanding, including shares held by the Company's treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
	(thousands)
Balance at January 28, 2023	333,606	(967)	(61,289)	(62,256)	271,350
Stock issued under stock plans		(163)	4,965	4,802	4,802
Stock repurchases			(2,160)	(2,160)	(2,160)
Deferred compensation plan distributions		235		235	235
Balance at February 3, 2024	333,606	(895)	(58,484)	(59,379)	274,227
Stock issued under stock plans		(183)	3,454	3,271	3,271
Stock repurchases			(12)	(12)	(12)
Deferred compensation plan distributions		204		204	204
Balance at February 1, 2025	333,606	(874)	(55,042)	(55,916)	277,690
Stock issued under stock plans		(162)	2,871	2,709	2,709
Stock repurchases			(17,695)	(17,695)	(17,695)
Deferred compensation plan distributions		296		296	296
Balance at January 31, 2026	333,606	(740)	(69,866)	(70,606)	263,000
Accumulated Other Comprehensive Loss
For the Company, the only component of accumulated other comprehensive loss for 2025, 2024 and 2023 relates to post employment and postretirement plan items. The net actuarial gains and losses and prior service costs and credits related to post employment and postretirement benefit plans are reclassified out of accumulated other comprehensive loss and included in the computation of net periodic benefit cost and are included in benefit plan income, net in the Consolidated Statements of Income. In addition, the Company incurred the pro-rata recognition of net actuarial losses associated with an increase in lump sum distributions associated with store closings, organizational restructuring and periodic distribution activity as settlement charges in the Consolidated Statements of Income. See Note 9, Retirement Plans, for further information.

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
Level 3: Significant unobservable inputs for the assets
The following table shows the estimated fair value of the Company's marketable equity and debt securities:

		Fair Value Measurements
	Total	(Level 1)	(Level 2)	(Level 3)
	(millions)
January 31, 2026	$42	$42	$—	$—
February 1, 2025	43	43	—	—
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
The following table shows the estimated fair value of the Company's long-term debt, including the current portion of long-term debt:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
January 31, 2026	$2,441	$2,432	$2,307
February 1, 2025	2,785	2,779	2,467
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.
13.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2025			2024			2023
	Net Income		Shares	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$642		269.8	$582		276.8	$45		273.2
Shares to be issued under deferred compensation and other plans			0.8			0.9			1.0
	$642		270.6	$582		277.7	$45		274.2
Basic earnings per share		$2.37			$2.10			$0.16
Effect of dilutive securities:
Stock options and restricted stock units			5.9			3.9			4.0
	$642		276.5	$582		281.6	$45		278.2
Diluted earnings per share		$2.32			$2.07			$0.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition to the stock options and restricted stock units in the foregoing table, stock options to purchase 5.7 million shares of common stock and restricted stock units relating to 0.2 million shares of common stock were outstanding at January 31, 2026, stock options to purchase 7.8 million shares of common stock and restricted stock units relating to 0.6 million shares of common stock were outstanding at February 1, 2025, and stock options to purchase 9.9 million of shares of common stock and restricted stock units relating to 1.6 million shares of common stock were outstanding at February 3, 2024, but were not included in the computation of diluted earnings per share for 2025, 2024, or 2023, respectively, because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
14.    Commitments
Our estimated total purchase obligations, which primarily consist of merchandise purchase obligations and obligations under outsourcing arrangements, software license and other service commitments, energy and other supply agreements identified by the Company and construction contracts, were approximately $3,600 million and $2,900 million as of January 31, 2026 and February 1, 2025, respectively. These purchase obligations are primarily due within 1 year and recorded as liabilities when goods are received or services rendered. The Company's merchandise purchase obligations fluctuate on a seasonal basis, typically being higher in the summer and early fall and being lower in the late winter and early spring. The Company purchases a substantial portion of its merchandise inventories and other goods and services in ways other than through binding contracts.
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
The following table sets forth the changes in the outstanding obligations under the SCF programs:

	January 31, 2026	February 1, 2025
	(millions)
Confirmed obligations outstanding at the beginning of the year	$116	$112
Invoices confirmed during the year	641	854
Confirmed invoices paid during the year	(678)	(850)
Confirmed obligations outstanding at the end of the year	$79	$116
16. Segments
Macy's, Inc., together with its subsidiaries, is an omni-channel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. As of January 31, 2026, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's and Bluemercury.
All operating segments engage in similar business activities, operate in similar economic environments and have materially similar key economic metrics, among other similarities. As such, the Company aggregates all operations into a single reporting segment under the aggregation criteria.
The Company's Chief Executive Officer, Tony Spring, is its Chief Operating Decision Maker ("CODM") and reviews segment performance to make resource allocation decisions and to guide strategic decisions based on net income, which is reported on the Consolidated Statements of Income. The components of segment net income that the CODM considers are consistent with the components of net income as reported on the Consolidated Statements of Income with the additional disaggregation of depreciation and amortization from selling, general and administrative expenses. Depreciation and amortization expense represented $894 million, $881 million and $897 million of the total selling, general and administrative expenses in fiscal 2025, 2024 and 2023, respectively. The CODM does not review assets when evaluating the segment results, therefore, such information is not presented.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have carried out, as of January 31, 2026, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that as of January 31, 2026 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company's management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, the Company's management has concluded that, as of January 31, 2026, the Company's internal control over financial reporting was effective. The Company's independent registered public accounting firm, KPMG LLP, has audited the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company's internal control over financial reporting as of January 31, 2026 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company's internal control over financial reporting, as stated in their report located on page 35.
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
Item 9B.    Other Information.
Trading Arrangements
None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended January 31, 2026.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under “Item 1. Business - Information about our Executive Officers” in this report. The other information called for by this item with respect to directors and board committees is set forth under “Item 1. Election of Directors,” "Corporate Governance - Committees of the Board" and “Corporate Governance - Director Nomination and Qualifications” in the Proxy Statement to be delivered to stockholders in connection with the 2026 Annual Meeting of Shareholders (the Proxy Statement) and incorporated herein by reference.
The information required by this item regarding delinquent Section 16(a) reports, if applicable, is set forth under "Delinquent Section 16(a) Reports" in the Proxy Statement and incorporated herein by reference.
The information required by this item regarding our insider trading policies and procedures is set forth under "Corporate Governance - Insider Trading Policy" in the Proxy Statement and incorporated herein by reference.
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
Set forth below are the names, ages and principal occupations of the Company's non-employee directors as of March 26, 2026.

Name	Age	Director Since	Principal Occupation
Emilie Arel	48	2022	President, Mitchell & Ness Nostalgia Co.
Torrence N. Boone	56	2019	Vice President, Global Client Partnerships, Google LLC
Marie Chandoha	64	2022	Former President and Chief Executive Officer of Charles Schwab Investment Management, Inc.
Robert B. Chavez	71	2025	Founder and Chief Executive Officer, Chavez Luxury Advisers, LLC
Naveen K. Chopra	52	2023	Chief Financial Officer, Roblox Corporation
Richard Clark	67	2024	Founder and Managing Partner, Burnside Investments LLC and Co-Founder and Managing Partner of WatermanCLARK
Deirdre P. Connelly	65	2008	Former President, North American Pharmaceuticals of GlaxoSmithKline
Jill Granoff	63	2022	Senior Adviser, Eurazeo Brands
Richard L. Markee	72	2024	Former Chairman and Chief Executive Officer, Vitamin Shoppe, Inc.
Douglas W. Sesler	64	2024	Founder and President, Fair Street Partners
Paul C. Varga	62	2012	Former Chairman and Chief Executive Officer, Brown-Forman Corporation
Tracey Zhen	49	2021	Former Chief Executive Officer and member of the Board, Caring.com
Item 11.    Executive Compensation.
Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executive Officers for 2025 (other than the information contained under the heading "Pay Versus Performance")," “Compensation Committee Report,” and "Corporate Governance - Fiscal 2025 Non-Employee Director Compensation Table" in the Proxy Statement and incorporated herein by reference (other than the Compensation Committee Report, which shall not be deemed to be filed).
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information called for by this item is set forth under “Stock Ownership,” and "Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement and incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information called for by this item is set forth under “Corporate Governance – Director Independence” and “Policy on Related Person Transactions” in the Proxy Statement and incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.
Information called for by this item is set forth under Item 2. “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and incorporated herein by reference.

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
4.8
Indenture, dated as of July 28, 2020, among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc., as guarantor, and U.S. Bank National Association, as trustee and collateral trustee, relating to Macy's Retail Holdings, LLC's 6.65% Senior Secured Debentures due 2024Redeemed, 6.7% Senior Secured Debentures due 2028Redeemed, 8.75% Senior Secured Debentures due 2029Redeemed, 7.875% Senior Secured Debentures due 2030, 6.9% Senior Secured Debentures due 2032 and 6.7% Senior Secured Debentures due 2034
Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 28, 2020 (“July 28, 2020 Form 8-K”)

4.8.1
Form of 6.65% Senior Secured Debentures due 2024Redeemed, 6.7% Senior Secured Debentures due 2028Redeemed, 8.75% Senior Secured Debentures due 2029Redeemed, 7.875% Senior Secured Debentures due 2030, 6.9% Senior Secured Debentures due 2032 and 6.7% Senior Secured Debentures due 2034
Exhibit A to Exhibit 4.1 to July 28, 2020 Form 8-K

4.8.2
Fifth Supplemental Trust Indenture to 1996 Indenture, dated as of July 10, 2020, among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc. as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Macy's Retail Holdings, LLC's 6.65% Senior Debentures due 2024Redeemed, 6.7% Senior Debentures due 2028Redeemed, 8.75% Senior Debentures due 2029Redeemed, 7.875% Senior Debentures due 2030, 6.9% Senior Debentures due 2032 and 6.7% Senior Debentures due 2034
Exhibit 4.3 to July 28, 2020 Form 8-K

4.9	Indenture, dated as of March 10, 2022, by and among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to Macy's Retail Holdings, LLC's 5.875% Senior Notes due 2030	Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 10, 2022

4.10	Indenture, dated as of March 10, 2022, by and among Macy's Retail Holdings, LLC, as issuer, Macy's, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to Macy's Retail Holdings, LLC's 6.125% Senior Notes due 2032	Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 10, 2022

4.11	Indenture, dated as of July 29, 2025, by and among Macy’s Retail Holdings, LLC, as issuer, Macy’s, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to Macy’s Retail Holdings, LLC’s 7.375% Senior Notes due 2033	Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 29, 2025

4.12	Description of the Company's Securities Registered under Section 12 of the Securities Exchange Act of 1934	Exhibit 4.8 to the Company's Annual Report on Form 10-K (File No. 1-135360) for the fiscal year ended February 1, 2020 (“2019 Form 10-K”)

Exhibit Number	Description	Document if Incorporated by Reference
10.1	Credit Agreement, dated as of June 8, 2020, among Macy's Inventory Funding LLC, as the Borrower, Macy's Inventory Holdings LLC, as Parent, Bank of America, N.A., as Agent, L/C Issuer and Swing Line Lender, the other lenders party thereto, BofA Securities, Inc., Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A., Fifth Third Bank, National Association, MUFG Union Bank, N.A., PNC Capital Markets LLC and Wells Fargo Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Loan Funding LLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Fifth Third Bank, National Association, MUFG Union Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents	Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 9, 2020

10.1.1	Third Amendment to Credit Agreement, dated as of March 3, 2022, by and among Macy's Inventory Funding LLC, Macy's Inventory Holdings LLC, the lenders party thereto and Bank of America, N.A., as agent, l/c issuer and swing line lender	Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 3, 2022

10.1.2†	Fourth Amendment to Credit Agreement, dated as of April 9, 2025, by and among Macy’s Inventory Funding LLC, Macy’s Inventory Holdings LLC, the lenders party thereto and Bank of America, N.A., as agent, issuer and swing line lender	Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 9, 2025

10.2	Credit Agreement, dated as of May 9, 2019, among the Company, Macy's Retail and Bank of America, N.A., as administrative agent	Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2019 (“May 15, 2019 Form 8-K”)

10.2.1	Amendment No. 1 to Credit Agreement dated as of June 8, 2020 among Macy's Retail Holdings, LLC, a Delaware limited liability company (f/k/a Macy's Retail Holdings, Inc.), as Borrower, Macy's, Inc., a Delaware corporation, as Parent, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent	Exhibit 10.2 to June 9, 2020 Form 8-K

10.4	Guarantee Agreement, dated as of May 9, 2019, among the Company, Macy's Retail and Bank of America, N.A., as administrative agent	Exhibit 10.2 to May 15, 2019 Form 8-K

10.5	Tax Sharing Agreement, dated as of October 31, 2014, among Macy's, Inc. and members of the Affiliated Group	Exhibit 10.7 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2015 (“2014 Form 10-K”)

10.6+	Amended and Restated Credit Card Program Agreement, dated November 10, 2014, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc., Macy's West Stores, Inc., Bloomingdale's, Inc., Department Stores National Bank and Citibank, N.A.	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed December 8, 2014

10.6.1+	Sixth Amendment to Amended and Restated Credit Card Program Agreement, dated as of December 13, 2021, by and among Macy's, Inc., FDS Bank, Macy's Credit and Consumer Services, Inc., Bloomingdale's, LLC, and solely with respect to Section 2.1(a) FDS Thrift Holding Co., Inc., Department Stores National Bank and Citibank, N.A.	Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 13, 2021

10.7	Senior Executive Incentive Compensation Plan, as amended March 26, 2020 *	Exhibit 10.3 to May 2, 2020 Form 10-Q

10.8	Form of Indemnification Agreement *	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 1-10951), filed November 27, 1991

Exhibit Number	Description	Document if Incorporated by Reference
10.9	Executive Severance Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 2014 (“2013 Form 10-K”)

10.9.1	Senior Executive Severance Plan, effective as of April 1, 2018, as revised and restated March 29, 2023 *	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended April 29, 2023 (“April 29, 2023 Form 10-Q”)

10.10	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.15.3 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2013 ("2012 Form 10-K")

10.10.1	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.14.4 to 2014 Form 10-K

10.10.2	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees), as amended *	Exhibit 10.10.5 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2018 ("2017 Form 10-K")

10.10.3	Form of Stock Option Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2019

10.11	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 25, 2010

10.12	2023-2025 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.2+ to the April 29, 2023 Form 10-Q

10.12.1	2024-2026 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.1+ to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2024

10.12.2	2024-2028 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.2+ to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2024

10.12.3	2025-2027 Performance-Based Restricted Stock Unit Terms and Conditions under the 2024 Equity and Incentive Compensation Plan*	Exhibit 10.2+ to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 3, 2025

10.13	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan*	Exhibit 10.19 to 2012 Form 10-K

10.13.1	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.18.1 to 2014 Form 10-K

10.13.2	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, as amended *	Exhibit 10.13.3 to 2017 Form 10-K

10.13.3	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.3 to the May 4, 2010 Form 10-Q

10.13.4	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.3 to the April 29, 2023 Form 10-Q

10.13.5	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2024 Equity and Incentive Compensation Plan*	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 3, 2025

Exhibit Number	Description	Document if Incorporated by Reference
10.14	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2009 (“2008 Form 10-K”)

10.14.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.21.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2012

10.14.2	Second Amendment to Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.20.2 to 2012 Form 10-K

10.14.3	Third Amendment to Supplementary Executive Retirement Plan effective December 31, 2013 *	Exhibit 10.20.3 to 2013 Form 10-K

10.15	Executive Deferred Compensation Plan *	Exhibit 10.30 to 2008 Form 10-K

10.15.1	First Amendment to Executive Deferred Compensation Plan effective December 31, 2013 *	Exhibit 10.21.1 to 2013 Form 10-K

10.16	Macy's, Inc. 401(k) Retirement Investment Plan (the "Plan") (amending and restating the Macy's, Inc. 401(k) Retirement Investment Plan) effective as of January 1, 2014 *	Exhibit 10.22 to 2013 Form 10-K

10.16.1	First Amendment to the Plan regarding matching contributions with respect to the Plan's plan years beginning on and after January 1, 2014, effective January 1, 2014 *	Exhibit 10.21.1 to 2014 Form 10-K

10.16.2	Second Amendment to the Plan regarding marriage status, effective January 1, 2014 *	Exhibit 10.21.2 to 2014 Form 10-K

10.16.3	Third Amendment to the Plan regarding matching contributions with respect to the Plan's plan years beginning on and after January 1, 2014 *	Exhibit 10.21.3 to 2014 Form 10-K

10.16.4	Fourth Amendment to the Plan regarding rules applicable to Puerto Rico participants effective January 1, 2011 (and for the Plan's plan years beginning on and after that date)*	Exhibit 10.17.4 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 30, 2016 ("2015 Form 10-K")

10.16.5	Fifth Amendment to the Plan regarding eligible associates to participate (pre-tax deferrals only, no match) immediately upon hire effective as of January 1, 2014*	Exhibit 10.17.5 to 2015 Form 10-K

10.17	Director Deferred Compensation Plan *	Exhibit 10.33 to 2008 Form 10-K

10.18	Macy's, Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Definitive Proxy Statement dated April 2, 2014

10.19	Macy's, Inc. 2018 Equity and Incentive Compensation Plan *	Appendix B to the Company's Definitive Proxy Statement dated April 4, 2018

10.20	Macy's, Inc. 2021 Equity and Incentive Compensation Plan*	Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2021

10.21	Macy’s, Inc. 2024 Equity and Incentive Compensation Plan*	Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-279923) filed June 3, 2024

10.22	Macy's, Inc. Deferred Compensation Plan (Amended and restated effective as of August 1, 2018) *	Exhibit 10.18 to 2019 Form 10-K

10.23	Change in Control Plan, effective November 1, 2009, as revised and restated effective April 28, 2020 *	Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 2025

Exhibit Number	Description	Document if Incorporated by Reference
10.24	Time Sharing Agreement between Macy’s, Inc. and Tony Spring, dated February 5, 2024*	Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2024

10.25	Macy's, Inc. Employee Stock Purchase Plan*	Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-265177) filed May 24, 2022

10.26	General Release and Waiver between Adrian Mitchell and Macy’s, Inc.*

19	Macy’s, Inc. Insider Trading Policy

21	Subsidiaries

22	List of Subsidiary Guarantors	Exhibit 22 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended August 2, 2025

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act

97	Macy's, Inc. Compensation Clawback Policy, effective October 2, 2023	Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2024

101
The following financial statements from Macy's, Inc.'s Annual Report on Form 10-K for the year ended January 31, 2026, filed March 27, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as block of text and in detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
_________________________
+    Portions of the exhibit have been omitted pursuant to a request for confidential treatment or because it is both not material and is of the type the registrant treats as confidential.
*Constitutes a compensatory plan or arrangement.
† Certain schedules, exhibits and appendices have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any omitted schedule, exhibit, or appendix to the Securities and Exchange Commission upon request.

Item 16.    Form 10-K Summary.

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY'S, INC.

By:	/s/ TRACY M. PRESTON
Tracy M. Preston
Chief Legal Officer and Corporate Secretary
Date: March 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2026.

*	*	*
Tony Spring	Thomas J. Edwards	Paul Griscom
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	Chief Operating Officer and Chief Financial Officer (principal financial officer)	Senior Vice President and Controller (principal accounting officer)

*	*	*
Emilie Arel	Torrence N. Boone	Marie Chandoha
Director	Director	Director

*	*	*
Robert B. Chavez	Naveen Chopra	Richard Clark
Director	Director	Director

*	*	*
Deirdre P. Connelly	Jill Granoff	Richard L. Markee
Director	Director	Director

*	*	*
Douglas W. Sesler	Paul C. Varga	Tracey Zhen
Director	Director	Director
_________________________
*The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ TRACY M. PRESTON
Tracy M. Preston
Attorney-in-Fact