Form 10-Q
period 2026-05-02
Macy's, Inc.
filed 2026-06-04
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2026
Common Stock, $.01 par value per share	263,037,954 shares

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share figures)

	13 Weeks Ended
	May 2, 2026	May 3, 2025
Net sales	$4,682	$4,599
Other revenue	210	194
Total revenue	4,892	4,793

Cost of sales	(2,860)	(2,795)
Selling, general and administrative expenses	(1,952)	(1,913)
Gains on sale of real estate	15	16
Impairment, restructuring and other benefits (costs)	17	(7)
Operating income	112	94
Benefit plan income, net	6	4
Interest expense, net	(25)	(27)
Loss on extinguishment of debt	—	(3)
Income before income taxes	93	68
Federal, state and local income tax expense	(30)	(30)
Net income	$63	$38
Basic earnings per share	$0.24	$0.14
Diluted earnings per share	$0.23	$0.13
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(millions)

	13 Weeks Ended
	May 2, 2026	May 3, 2025
Net income	$63	$38
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	2	1
Tax effect related to items of other comprehensive income	(1)	(1)
Total other comprehensive income, net of tax effect	1	—
Comprehensive income	$64	$38
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions)

	May 2, 2026	January 31, 2026	May 3, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,294	$1,246	$932
Receivables	302	628	241
Merchandise inventories	4,833	4,412	4,663
Prepaid expenses and other current assets	467	387	445
Income taxes receivable	—	—	10
Total Current Assets	6,896	6,673	6,291
Property and Equipment - net of accumulated depreciation and amortization of $4,378, $4,255 and $4,292	4,636	4,743	4,964
Right of Use Assets	2,087	2,136	2,226
Goodwill	828	828	828
Other Intangible Assets – net	419	420	424
Other Assets	1,440	1,438	1,356
Total Assets	$16,306	$16,238	$16,089
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$—	$6
Merchandise accounts payable	2,366	1,807	2,133
Accounts payable and accrued liabilities	2,238	2,615	2,221
Income taxes payable	70	71	27
Total Current Liabilities	4,674	4,493	4,387
Long-Term Debt	2,432	2,432	2,774
Long-Term Lease Liabilities	2,677	2,772	2,884
Deferred Income Taxes	828	805	721
Other Liabilities	858	876	872
Shareholders' Equity	4,837	4,860	4,451
Total Liabilities and Shareholders’ Equity	$16,306	$16,238	$16,089
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 31, 2026	$3	$269	$6,941	$(1,961)	$(392)	$4,860
Net income			63			63
Other comprehensive income					1	1
Common stock dividends ($0.1915 per share)		2	(52)			(50)
Stock repurchases				(51)		(51)
Stock-based compensation expense		14				14
Stock issued under stock plans		(98)		98		—
Balance at May 2, 2026	$3	$187	$6,952	$(1,914)	$(391)	$4,837

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

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	13 Weeks Ended
	May 2, 2026	May 3, 2025
Cash flows from operating activities:
Net income	$63	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other (benefits) costs	(17)	7
Depreciation and amortization	210	219
Stock-based compensation expense	14	13
Gains on sale of real estate	(15)	(16)
Benefit plans	2	1
Amortization of financing costs and premium on acquired debt	1	2
Deferred income taxes	22	(2)
Changes in assets and liabilities:
Decrease in receivables	316	62
Increase in merchandise inventories	(421)	(198)
Increase in prepaid expenses and other current assets	(84)	(68)
Increase in merchandise accounts payable	534	242
Decrease in accounts payable and accrued liabilities	(297)	(344)
Increase in current income taxes	3	25
Change in other assets and liabilities	(39)	(45)
Net cash provided (used) by operating activities	292	(64)
Cash flows from investing activities:
Purchase of property and equipment	(88)	(100)
Capitalized software	(89)	(77)
Proceeds from disposition of assets, net	25	38
Other, net	3	6
Net cash used by investing activities	(149)	(133)
Cash flows from financing activities:
Debt issuance costs	—	(6)
Debt repaid	(1)	(1)
Dividends paid	(50)	(51)
Increase (decrease) in outstanding checks	7	(23)
Acquisition of treasury stock	(51)	(97)
Net cash used by financing activities	(95)	(178)
Net increase (decrease) in cash, cash equivalents and restricted cash	48	(375)
Cash, cash equivalents and restricted cash beginning of period	1,249	1,310
Cash, cash equivalents and restricted cash end of period	$1,297	$935
Supplemental cash flow information:
Interest paid	$49	$56
Interest received	17	16
Income taxes paid, net of refunds received	5	7
Restricted cash, end of period	3	3
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the "Company"), is an omni-channel retail organization operating stores, websites and mobile applications under three nameplates (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of May 2, 2026, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's and Bluemercury, which are aggregated into one reporting segment. The metrics used by management to assess the performance of the Company's operating divisions include sales trends, gross margin rates, expense rates and rates of earnings before interest and taxes ("EBIT") and EBITDA. The Company's operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the "2025 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2025 10-K.
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
The Consolidated Financial Statements for the 13 weeks ended May 2, 2026 and May 3, 2025, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 2, 2026 and May 3, 2025 (which do not include the holiday season) are not necessarily indicative of such results for the full fiscal year.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 weeks ended May 2, 2026 and May 3, 2025 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive income are included in the computation of net periodic benefit cost and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 5, "Retirement Plans," for further information.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. ASU 2024-03 is effective for the Company beginning in the fiscal year ending January 29, 2028. The Company is currently evaluating the impacts of the adoption of ASU 2024-03 on the Consolidated Financial Statements.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending January 30, 2027. The Company did not elect to use the practical expedient.
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
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	May 2, 2026			May 3, 2025
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$63		263.7	$38		276.7
Shares to be issued under deferred compensation and other plans			0.7			0.9
	$63		264.4	$38		277.6
Basic earnings per share		$0.24			$0.14
Effect of dilutive securities:
Restricted stock units			8.3			3.1
	$63		272.7	$38		280.7
Diluted earnings per share		$0.23			$0.13
In addition to the restricted stock units reflected in the foregoing table, stock options to purchase 3.7 million and 5.9 million shares of common stock and restricted stock units relating to 3.2 million and 5.7 million shares of common stock were outstanding at May 2, 2026 and May 3, 2025, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    Revenue
Net sales, which mainly consists of retail sales but also includes merchandise returns, gift cards and loyalty programs, represented 96% of total revenue for both the 13 weeks ended May 2, 2026 and May 3, 2025, respectively. Other revenue generating activities consist of credit card revenues and Macy's Media Network revenue.

	13 Weeks Ended
Revenues	May 2, 2026	May 3, 2025
	(millions)
Women's Accessories, Shoes, Cosmetics and Fragrances	$1,986	$1,943
Women's Apparel	1,142	1,097
Men's and Kids'	965	951
Home/Other (a)	589	608
Total Net Sales	$4,682	$4,599

Credit card revenues, net	$172	$154
Macy's Media Network revenue, net (b)	38	40
Other Revenue	210	194

Total Revenue	$4,892	$4,793
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.
Macy's accounted for 82% and 83% of the Company's net sales for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively. In addition, digital sales accounted for 34% and 33% of the Company's net sales for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively.
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
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $178 million, $128 million and $182 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively. Included in prepaid expenses and other current assets is an asset totaling $105 million, $81 million and $109 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $312 million, $349 million and $320 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively.
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
4.    Financing Activities
The Company did not borrow or repay any debt, outside of capital lease activity, during both the 13 weeks ended May 2, 2026 and May 3, 2025.
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
As of May 2, 2026 and May 3, 2025, the Company had $142 million and $144 million of standby letters of credit outstanding under the ABL Credit Facility, respectively, which reduced the available borrowing capacity to $1,958 million and $1,956 million, respectively. The Company had no outstanding borrowings under the ABL Credit Facility as of May 2, 2026 and May 3, 2025.
Other Financing Activities
During the 13 weeks ended May 2, 2026, the Company repurchased approximately 2.6 million shares of its common stock pursuant to its existing stock purchase authorization for a total of approximately $50 million. During the 13 weeks ended May 3, 2025, the Company repurchased 8.7 million shares of its common stock pursuant to its existing stock purchase authorization for a total of approximately $101 million. As of May 2, 2026, the Company had $1.1 billion of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended
	May 2, 2026	May 3, 2025
	(millions)
401(k) Qualified Defined Contribution Plan	$22	$23
Pension Plan
Interest cost	$14	$17
Expected return on assets	(27)	(28)
Recognition of net actuarial loss	2	1
	$(11)	$(10)
Supplementary Retirement Plan
Interest cost	$5	$5
Recognition of net actuarial loss	1	2
	$6	$7

Total Retirement Expense	$17	$20

Postretirement Obligations
Interest cost	$—	$1
Recognition of net actuarial gain	(1)	(2)
	$(1)	$(1)
6.    Fair Value Measurements
The Company's financial assets are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards.
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant observable inputs for the assets
Level 3: Significant unobservable inputs for the assets

The following table shows the estimated fair value of the Company's marketable equity and debt securities:

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(millions)
May 2, 2026	$41	$41	$—	$—
January 31, 2026	42	42	—	—
May 3, 2025	36	36	—	—
Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, certain short-term investments and other assets, short-term debt, merchandise accounts payable, accounts payable and accrued liabilities and long-term debt. With the exception of long-term debt, the carrying amount of these financial instruments approximates fair value because of the short maturity of these instruments. The fair values of long-term debt, excluding capitalized leases, are generally estimated based on quoted market prices for identical or similar instruments and are classified as Level 2 measurements within the hierarchy as defined by applicable accounting standards.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table shows the estimated fair value of the Company's long-term debt, including the current portion of long-term debt:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
May 2, 2026	$2,441	$2,432	$2,247
January 31, 2026	2,441	2,432	2,307
May 3, 2025	2,785	2,780	2,348
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

All outstanding amounts related to suppliers participating in the SCF programs are recorded within merchandise accounts payable in the Consolidated Balance Sheets and associated payments are included in operating activities in the Consolidated Statements of Cash Flows. The Company's outstanding obligations as of May 2, 2026, January 31, 2026 and May 3, 2025 were $74 million, $79 million and $114 million, respectively.
8.    Segments
Macy's, Inc., together with its subsidiaries, is an omni-channel retail organization operating stores, websites and mobile applications under three nameplates (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. As of May 2, 2026, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's and Bluemercury.
All operating segments engage in similar business activities, operate in similar economic environments and have materially similar key economic metrics, among other similarities. As such, the Company aggregates all operations into a single reporting segment under the aggregation criteria.
The Company's Chief Executive Officer, Tony Spring, is its Chief Operating Decision Maker ("CODM") and reviews segment performance to make resource allocation decisions and to guide strategic decisions based on net income, which is reported on the Consolidated Statements of Income. The components of segment net income that the CODM considers are consistent with the components of net income as reported on the Consolidated Statements of Income with the additional disaggregation of depreciation and amortization from selling, general and administrative expenses. Depreciation and amortization expense represented $210 million and $219 million of the total selling, general and administrative expenses for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively. The CODM does not review assets when evaluating the segment results, therefore, such information is not presented.

MACY'S, INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "first quarter of 2026" and "first quarter of 2025" are to the Company's 13-week fiscal periods ended May 2, 2026 and May 3, 2025, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2025 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Risk Factors" and in "Forward-Looking Statements") and in the 2025 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes Non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures".
On February 18, 2026, the Company announced an update to its non-GAAP financial disclosures. These changes do not impact its historical or future GAAP metrics and disclosures. The updated disclosures, which encompass comparable sales, owned-plus-licensed-plus-marketplace ("OLM") dollar sales, revenues and non-GAAP earnings metrics, are intended to both simplify disclosures and provide increased clarity on the key metrics that support our growth profile and go-forward operating performance. Beginning this quarter, adjusted earnings metrics reflect our new non-GAAP metrics.
Quarterly Overview and Company Strategy
The Company is in its third year of the execution of its Bold New Chapter strategy, which firmly places energy and focus on the needs of our customers and is centered on an enhanced omni-channel shopping experience across all three of our nameplates. This strategy prioritizes improving the shopping environment and elevating the customer experience, while closing underproductive Macy's stores to focus resources and investments on its go-forward enterprise. During the first quarter of 2026, the Company delivered enterprise-wide growth, better-than expected performance across all key metrics, and our highest comparable sales in four years with all nameplates and channels positive. The Company's results reflect the progress it is making on each pillar of the Bold New Chapter strategy, with key highlights as follows:
•.Strengthen and Reimagine the Macy's nameplate
◦Reimagine 200 Locations: In the first quarter of 2026, we expanded learnings to an additional 75 locations for a total of 200 reimagined Macy's locations. The investments in the additional 75 stores have continued emphasis on customer experience, and build on learnings from the first two years of our Bold New Chapter strategy. The Reimagine 200 locations continued to outperform the rest of the Macy's fleet in the first quarter of 2026. We believe these locations are now better organized, easier to shop and have a more compelling visual presentation. Within each category we are driving higher interest and engagement through increased differentiation. We are carving out floor space to leverage new trends while maintaining a presence in existing categories and brands.
◦Revitalize assortment: Our assortment matrix evolution continues to gain traction as we elevate our product curation to deliver a more compelling mix of newness and fashion. Our merchants continue to be focused on clarity of offering, enhanced variety and reduced redundancies. During the first quarter of 2026, we introduced Rothy's, Donna Karan Weekend and Ted Baker Men's. In addition, we expanded Abercrombie kids offerings to infants and toddlers, and further expanded store distribution of Reiss, Free People, Theory and Rodd & Gunn.
◦Customer Experience: Macy's delivered its highest first quarter net promoter score on record. During the quarter, we introduced Ask Macy's, our new AI-powered conversational shopping assistant shaped by data and insights from thousands of colleagues. It serves as a starting point for discovery across channels and initial results indicate that customers engaging with Ask Macy's have higher conversion rates.
•.Accelerate luxury growth
◦Bloomingdale's: Bloomingdale's achieved its highest first quarter sales in its 154-year history. From a category perspective, ready-to-wear, men's apparel, fine jewelry, shoes and tabletop were standout contributors to this performance. Bloomingdale's provides its customers with a compelling and distinct experience through matrix elevation, new brand additions, and a vibrant shopping experience, including collaborations, activations and personalized customer service. In the first quarter of 2026, we introduced a number of designer brands , including Chloe ready-to-wear, Isabel Marant, Phoebe Philo, Parke Denim, Heirlome and Khaite Shoes. We also expanded the reach of our Very Important Client program, which cater to our highest spenders, and hosted our newest campaign, California Love, which featured California inspired events, animation and brand exclusives.
◦Bluemercury: Bluemercury achieved another quarter of comparable sales growth. Results continued to be driven by makeup, dermatological skincare and fragrances including Byredo and Parfums de Marly, as well as Dr. Diamond's Metacine and Skinceuticals. New and remodeled stores continued to outperform the remainder of the locations.

MACY'S, INC.
•.Simplify and modernize end-to-end operations
◦The scope of the pillar has expanded this year to incorporate optimizing and scaling enterprise-wide organizational excellence, which we believe more accurately reflects the Company's organizational model and innovation capabilities. This pillar supports revenue growth and customer experience enhancements to drive efficiencies. The Company has been testing, refining and implementing initiatives, including Artificial Intelligence ("AI"), and we believe there are meaningful opportunities to better serve our customers and support our colleagues.

Comparable sales1 highlights for the first quarter of 2026 versus the first quarter of 2025 related to components of the Bold New Chapter strategy are as follows:
•Macy's, Inc. comparable sales increased 3.0%.
•Macy's, Inc. go-forward business, inclusive of go-forward locations and digital across nameplates, total revenue was $4,776 million and comparable sales increased 3.1%. The Company's nameplate highlights include:
◦Macy's comparable sales increased 1.6%.
•Reimagine 200 locations comparable sales, included within Macy's go-forward business comparable sales, increased 2.4%.
◦Bloomingdale's comparable sales increased 10.2%.
◦Bluemercury comparable sales increased 6.4%.
1 Comparable sales refers to owned-plus-licensed-plus-marketplace sales. All reported nameplate comparable sales results are on a go-forward basis.

MACY'S, INC.
Results of Operations
Comparison of the First Quarter of 2026 and the First Quarter of 2025

	First Quarter of 2026			First Quarter of 2025
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$4,682			$4,599
Other revenue	210	4.5%		194	4.2%
Total revenue	4,892			4,793
Cost of sales	(2,860)	(61.1)%		(2,795)	(60.8)%
Selling, general and administrative expenses	(1,952)		(39.9)%	(1,913)		(39.9)%
Gains on sale of real estate	15		0.3%	16		0.3%
Impairment, restructuring and other benefits (costs)	17		0.3%	(7)		(0.1)%
Operating income	$112		2.3%	$94		2.0%

Net income	$63			$38
Diluted earnings per share	$0.23			$0.13

Supplemental Financial Measures
Gross margin	$1,822	38.9%		$1,804	39.2%
Digital sales as a percentage of net sales	34%			33%

Supplemental Non-GAAP Financial Measures
Adjusted net income	$35			$31
Adjusted diluted earnings per share	$0.13			$0.11
Adjusted EBIT	$80			$85
Adjusted EBITDA	$290			$304
See pages 22 to 23 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

	First Quarter of 2026	First Quarter of 2025
Net sales	$4,682	$4,599
Change in comparable sales	3.0%	(1.2)%
Digital sales as a percent of net sales	34%	33%
Net sales for the first quarter of 2026 increased $83 million, or 1.8%, compared to the first quarter of 2025. Excluding the $40 million impact of the 14 non-go-forward locations that closed at the end of fiscal 2025, net sales grew 2.7%. The increase in net sales was driven by sales growth at all three nameplates. At Macy's, sequential improvement across all lines of business was realized in the first quarter of 2026, with watches, petites, dresses, career, kids, handbags, fragrances and shoes outperforming the total Macy's comparable store sales, while big-ticket home, especially furniture, and plus size categories were softer compared to the first quarter of 2025.

MACY'S, INC.

	First Quarter of 2026		First Quarter of 2025
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$172	3.7%	$154	3.3%
Macy's Media Network, net	38	0.8%	40	0.9%
Other revenue	$210	4.5%	$194	4.2%
The increase in other revenues compared to the first quarter of 2025 was due to a $18 million increase in credit card revenues which continued to be driven by a strong credit portfolio and prudent management of net credit losses. Macy's Media Network revenues were 5.0% below the first quarter of 2025, reflecting a shift in timing of advertising spend on a year-over-year basis.

	First Quarter of 2026		First Quarter of 2025
	$	% to Net Sales	$	% to Net Sales
Cost of sales	$(2,860)	61.1%	$(2,795)	60.8%
Gross margin	$1,822	38.9%	$1,804	39.2%
Gross margin rate declined 30 basis points in the first quarter of 2026 compared to the first quarter of 2025 due to an approximately 30 basis point tariff impact. Excluding the tariff impact, the gross margin rate would have been approximately flat to the first quarter of 2025.

	First Quarter of 2026	First Quarter of 2025
SG&A expenses	$(1,952)	$(1,913)
As a percent to total revenue	39.9%	39.9%
Selling, general and administrative ("SG&A") expenses increased $39 million, or 2.0%, in the first quarter of 2026 compared to the first quarter of 2025. During the first quarter of 2026, the Company continued to invest in its go-forward business, including Reimagine 200 locations and Bloomingdale's. These investments were partially offset by ongoing cost containment efforts. SG&A expenses as a percent to total revenue in the first quarter of 2026 were flat compared to the first quarter of 2025.

	First Quarter of 2026	First Quarter of 2025
Gains on sale of real estate	$15	$16
Asset sale gains in both the first quarter of 2026 and 2025 primarily reflect the monetization of store locations.

	First Quarter of 2026	First Quarter of 2025
Impairment, restructuring and other benefits (costs)	$17	$(7)
The $17 million of impairment, restructuring and other benefits recognized in the first quarter of 2026 primarily relate to the benefit recognized from lease modifications.The $7 million of impairment, restructuring and other costs recognized in the first quarter of 2025 primarily relate to store closure costs.

	First Quarter of 2026	First Quarter of 2025
Net interest expense	$(25)	$(27)
The decrease in net interest expense, excluding loss on extinguishment of debt, in the first quarter of 2026 compared to the first quarter of 2025 was primarily driven by a decrease in interest expense as a result of the debt transactions that were executed in the second quarter of 2025.

MACY'S, INC.

	First Quarter of 2026	First Quarter of 2025
Effective tax rate	32.3%	44.1%
Federal income statutory rate	21%	21%
The income tax expense of $30 million, or 32.3% of pretax income, for the first quarter of 2026 and expense of $30 million, or 44.1% of pretax income, for the first quarter of 2025, reflect a different effective tax rate as compared to the Company’s federal income tax statutory rate of 21%. The income tax effective rates for both the first quarter of 2026 and 2025 were impacted primarily by the impact of state and local taxes and the tax impact related to the vesting and cancellation of certain stock-based compensation awards.

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
The Company believes that, assuming no change in its current business plan, its available cash, together with expected future cash generated from operations, the amount available under the Amended & Extended ABL Credit Facility and credit available in the market, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and cash dividends for at least the next twelve months and the foreseeable future thereafter.
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
The Company ended the first quarter of 2026 with a cash and cash equivalents balance of $1,294 million, an increase of $362 million from $932 million at the end of the first quarter of 2025. The Company is party to an ABL Credit Facility with certain financial institutions providing for a $2,100 million asset-based credit facility. As of May 2, 2026, borrowing availability was $1,958 million, which reflects a $142 million reduction due to standby letters of credit outstanding.

	2026	2025
Net cash provided (used) by operating activities	$292	$(64)
Net cash used by investing activities	(149)	(133)
Net cash used by financing activities	(95)	(178)
Operating Activities
The net cash provided by operating activities in the current year versus cash used by operating activities in the prior year was primarily driven by $328 million cash received from the settlement agreements to resolve credit card interchange fee litigation matters in which the Company was a plaintiff.
Investing Activities
The Company's capital expenditures were $177 million in both 2026 and 2025. Capital expenditures in the current year are primarily focused on digital and technology investments as well as omni-channel capabilities related to the Bold New Chapter strategy.
Financing Activities
Dividends
The Company paid dividends totaling $50 million and $51 million in 2026 and 2025, respectively.
On May 15, 2026, the Company announced that its Board of Directors declared a regular quarterly dividend of 19.15 cents per share on its common stock, which will be paid on July 1, 2026, to shareholders of record at the close of business on June 15, 2026. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.

MACY'S, INC.
Stock Repurchases
On February 22, 2022, the Board of Directors authorized a $2,000 million share repurchase program, which does not have an expiration date. During the first quarter of 2026, the Company repurchased approximately 2.6 million shares of its common stock at an average cost of $18.92 per share on the open market under its share repurchase program. During the first quarter of 2025, the Company repurchased approximately 8.7 million shares of its common stock at an average cost of $11.66 per share on the open market under its share repurchase program. As of May 2, 2026, $1,074 million remained available under the authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.
Contractual Obligations
As of May 2, 2026, there were no material changes to the Company's contractual obligations and commitments outside the ordinary course of business since January 31, 2026, as reported in the Company's 2025 Form 10-K.
Guarantor Summarized Financial Information
The Company had $2,441 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the "Unsecured Notes") outstanding as of both May 2, 2026 and January 31, 2026 with maturities ranging from 2027 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC ("MRH" or "Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior unsecured obligations, senior to any of the Company's future subordinated indebtedness and are structurally subordinated to all existing and future obligations of each of the Company's subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company's secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantees are effectively subordinated to all of the Subsidiary Issuer's and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $7,094 million and $7,016 million as of May 2, 2026 and January 31, 2026, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $357 million for the 13 weeks ended May 2, 2026 have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.
Summarized Balance Sheets

	May 2, 2026	January 31, 2026
	(in millions)
ASSETS
Current Assets	$960	$1,033
Noncurrent Assets	6,236	5,357
LIABILITIES
Current Liabilities	$1,648	$1,741
Noncurrent Liabilities (a)	7,843	6,800
(a)Includes net amounts due to non-Guarantor subsidiaries of $3 million and $2 million as of May 2, 2026 and January 31, 2026, respectively.

MACY'S, INC.
Summarized Statement of Operations

13 Weeks Ended May 2, 2026
(in millions)
Net sales	$177
Consignment commission income (a)	695
Other revenue	33
Cost of sales	(86)
Operating loss	(335)
Loss before income taxes (b)	(110)
Net loss	(14)
(a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.
(b)Includes $279 million of dividend income from non-Guarantor subsidiaries for the 13 weeks ended May 2, 2026.
Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing earnings before interest and taxes ("EBIT") and earnings before interest, taxes, depreciation and amortization ("EBITDA"), which are non-GAAP financial measures, provides meaningful information about its operational efficiency by excluding the impact of changes in tax law and structure, debt levels and capital investment. In addition, management believes that excluding certain items from EBIT, EBITDA, net income and diluted earnings per share that are not associated with the company’s core operations and that may vary substantially in frequency and magnitude from period-to-period provides useful supplemental measures that assist in evaluating the company's ability to generate earnings and to more readily compare these metrics between past and future periods. Management also believes that Adjusted EBIT and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. The Company uses certain non-GAAP financial measures as performance measures for components of executive compensation.
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

MACY'S, INC.
Adjusted EBIT and Adjusted EBITDA
The following is a tabular reconciliation of the non-GAAP financial measures adjusted EBIT and adjusted EBITDA to GAAP net income, which the Company believes to be the most directly comparable GAAP measure.

	13 Weeks Ended May 2, 2026	13 Weeks Ended May 3, 2025
	(millions)
Net income	$63	$38
Federal, state and local income tax expense	30	30
Interest expense, net	25	27
Loss on extinguishment of debt	—	3
Benefit plan income, net	(6)	(4)
Impairment, restructuring and other (benefits) costs	(17)	7
Gains on sale of real estate	(15)	(16)
Adjusted EBIT	$80	$85
Depreciation and amortization	210	219
Adjusted EBITDA	$290	$304
Adjusted Net Income and Adjusted Diluted Earnings Per Share
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income to GAAP net income and adjusted diluted earnings per share to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	13 Weeks Ended May 2, 2026		13 Weeks Ended May 3, 2025
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$63	$0.23	$38	$0.13
Loss on extinguishment of debt	—	—	3	0.01
Benefit plan income, net	(6)	(0.02)	(4)	(0.01)
Impairment, restructuring and other (benefits) costs	(17)	(0.06)	7	0.03
Gains on sale of real estate	(15)	(0.05)	(16)	(0.06)
Income tax impact of items noted above	10	0.03	3	0.01
As adjusted to exclude items above	$35	$0.13	$31	$0.11
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the Company's market risk as described in the Company's 2025 10-K. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2025 10-K.

MACY'S, INC.
Item 4.    Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 2, 2026, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of May 2, 2026, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
From time to time, adoption of new accounting pronouncements, major organizational restructuring and realignment occurs for which the Company reviews its internal control over financial reporting. As a result of this review, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MACY'S, INC.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
The Company and its subsidiaries are involved in various proceedings that are incidental to the normal course of their businesses. As of the date of this report, the Company does not expect that any of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.
Item 1A.    Risk Factors.
There have been no material changes to the Risk Factors described in Part I, Item 1A."Risk Factors" in the Company's 2025 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company’s purchase of Common Stock during the first quarter of 2026.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) ($)
	(thousands)		(thousands)	(millions)
February 1, 2026 - February 28, 2026	7	$19.78	—	1,124
March 1, 2026 - April 4, 2026	923	18.10	921	1,107
April 5, 2026 - May 2, 2026	1,720	19.36	1,720	1,074
	2,650	$18.24	2,641
(a)    On February 22, 2022, the Company announced that its Board of Directors authorized a $2,000 million share repurchase program, which does not have an expiration date. As of May 2, 2026, $1,074 million of shares remained available for repurchase pursuant to this authorization. The Company may continue, discontinue or resume purchases of common stock under this authorization or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.
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

MACY'S, INC.
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
•the Company's level of indebtedness; and
•the Company's ability to declare and pay future dividends and continue its share repurchases.
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
Trading Arrangements
None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended May 2, 2026.

MACY'S, INC.
Item 6.    Exhibits.

10.1
Macy’s, Inc. 2024 Equity and Incentive Compensation Plan, as amended and restated* (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-296273) filed May 27, 2026)

10.2+	2026-2028 Performance-Based Restricted Stock Unit Terms and Conditions under the 2024 Equity and Incentive Compensation Plan*

22	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended August 2, 2025)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, filed on June 4, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Date: June 4, 2026