Form 10-Q
period 2026-08-01
Macy's, Inc.
filed 2026-09-10
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2026
Common Stock, $.01 par value per share	261,176,646 shares

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$4,866	$4,812	$9,548	$9,411
Other revenue	193	187	403	380
Total revenue	5,059	4,999	9,951	9,791

Cost of sales	(2,848)	(2,900)	(5,708)	(5,695)
Selling, general and administrative expenses	(1,960)	(1,944)	(3,911)	(3,856)
Gains on sale of real estate	9	16	23	32
Impairment, restructuring and other (costs) benefits	(16)	(22)	1	(30)
Operating income	244	149	356	242
Benefit plan income, net	6	4	12	8
Interest expense, net	(23)	(25)	(48)	(51)
Loss on extinguishment of debt	—	(13)	—	(17)
Income before income taxes	227	115	320	182
Federal, state and local income tax expense	(58)	(28)	(88)	(58)
Net income	$169	$87	$232	$124
Basic earnings per share	$0.64	$0.32	$0.88	$0.45
Diluted earnings per share	$0.62	$0.31	$0.85	$0.44
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(millions)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income	$169	$87	$232	$124
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	2	1	3	1
Tax effect related to items of other comprehensive income	—	(1)	(1)	(1)
Total other comprehensive income, net of tax effect	2	—	2	—
Comprehensive income	$171	$87	$234	$124
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions)

	August 1, 2026	January 31, 2026	August 2, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,294	$1,246	$829
Receivables	236	628	211
Merchandise inventories	4,449	4,412	4,342
Prepaid expenses and other current assets	410	387	430
Income taxes receivable	—	—	13
Total Current Assets	6,389	6,673	5,825
Property and Equipment - net of accumulated depreciation and amortization of $4,498, $4,255 and $4,396	4,565	4,743	4,903
Right of Use Assets	2,071	2,136	2,210
Goodwill	828	828	828
Other Intangible Assets – net	417	420	423
Other Assets	1,456	1,438	1,362
Total Assets	$15,726	$16,238	$15,551
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$—	$194
Merchandise accounts payable	1,826	1,807	1,818
Accounts payable and accrued liabilities	2,150	2,615	2,195
Income taxes payable	43	71	12
Total Current Liabilities	4,019	4,493	4,219
Long-Term Debt	2,433	2,432	2,432
Long-Term Lease Liabilities	2,656	2,772	2,855
Deferred Income Taxes	828	805	723
Other Liabilities	862	876	871
Shareholders' Equity	4,928	4,860	4,451
Total Liabilities and Shareholders’ Equity	$15,726	$16,238	$15,551
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 31, 2026	$3	$269	$6,941	$(1,961)	$(392)	$4,860
Net income			63			63
Other comprehensive income					1	1
Common stock dividends ($0.1915 per share)		2	(52)			(50)
Stock repurchases				(51)		(51)
Stock-based compensation expense		14				14
Stock issued under stock plans		(98)		98		—
Balance at May 2, 2026	$3	$187	$6,952	$(1,914)	$(391)	$4,837
Net income			169			169
Other comprehensive income					1	1
Common stock dividends ($0.1915 per share)		2	(51)			(49)
Stock repurchases				(50)		(50)
Stock-based compensation expense		18				18
Stock issued under stock plans		(5)		7		2
Balance at August 1, 2026	$3	$202	$7,070	$(1,957)	$(390)	$4,928

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

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	26 Weeks Ended
	August 1, 2026	August 2, 2025
Cash flows from operating activities:
Net income	$232	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other (benefits) costs	(1)	30
Depreciation and amortization	416	437
Stock-based compensation expense	32	28
Gains on sale of real estate	(23)	(32)
Benefit plans	3	1
Amortization of financing costs and premium on acquired debt	3	6
Deferred income taxes	22	(1)
Changes in assets and liabilities:
Decrease in receivables	382	92
(Increase) decrease in merchandise inventories	(37)	123
Increase in prepaid expenses and other current assets	(28)	(54)
Increase (decrease) in merchandise accounts payable	47	(35)
Decrease in accounts payable and accrued liabilities	(389)	(405)
(Decrease) increase in current income taxes	(17)	9
Change in other assets and liabilities	(56)	(68)
Net cash provided by operating activities	586	255
Cash flows from investing activities:
Purchase of property and equipment	(153)	(179)
Capitalized software	(171)	(164)
Proceeds from disposition of assets, net	35	75
Other, net	3	6
Net cash used by investing activities	(286)	(262)
Cash flows from financing activities:
Debt issued	—	500
Debt issuance costs	—	(13)
Debt repaid	(2)	(651)
Debt repurchase premium and expenses	—	(11)
Dividends paid	(101)	(100)
Decrease in outstanding checks	(47)	(47)
Acquisition of treasury stock	(104)	(149)
Issuance of common stock, net	3	—
Net cash used by financing activities	(251)	(471)
Net increase (decrease) in cash, cash equivalents and restricted cash	49	(478)
Cash, cash equivalents and restricted cash beginning of period	1,249	1,310
Cash, cash equivalents and restricted cash end of period	$1,298	$832
Supplemental cash flow information:
Interest paid	$71	$113
Interest received	29	27
Income taxes paid, net of refunds received	83	50
Restricted cash, end of period	4	3
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the "Company"), is an omni-channel retail organization operating stores, websites and mobile applications under three nameplates (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of August 1, 2026, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's and Bluemercury, which are aggregated into one reporting segment. The metrics used by management to assess the performance of the Company's operating divisions include sales trends, gross margin rates, expense rates and rates of earnings before interest and taxes ("EBIT") and EBITDA. The Company's operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.
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
The Consolidated Financial Statements for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025 (which do not include the holiday season) are not necessarily indicative of such results for the full fiscal year.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive income are included in the computation of net periodic benefit cost and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 5, "Retirement Plans," for further information.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification ("ASC") 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 became effective for the Company beginning in the fiscal year ending January 30, 2027. The Company did not elect to use the practical expedient.
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). The update amends certain aspects of the accounting and disclosure of software costs under ASC 350-40, "Internal-Use Software" ("ASC 350-40"). The amendments also supersede the guidance on website development costs in ASC 350-50 and relocate that guidance, along with recognition requirements for development costs specific to websites, to ASC 350-40. ASU 2025-06 is effective for the Company beginning in the fiscal year ending January 29, 2028. The Company is currently evaluating the impacts of the adoption of ASU 2025-06 on the Consolidated Financial Statements.
In May 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)" ("ASU 2026-02"), which establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. ASU 2026-02 requires disclosures regarding the nature of environmental credits, including how they are obtained and intended to be used, related accounting policies, significant estimates and judgments, the current and noncurrent balances of compliance and noncompliance environmental credits, and any related voluntary credit or impairment expenses. The guidance applies to entities that generate, purchase, receive, or hold environmental credits, as well as entities with regulatory compliance obligations that may be settled using such credits. ASU 2026-02 is effective for the Company beginning in the fiscal year ending February 3, 2029. The Company is currently evaluating the impacts of adoption of ASU 2026-02 on the Consolidated Financial Statements.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	August 1, 2026			August 2, 2025
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$169		262.8	$87		271.0
Shares to be issued under deferred compensation and other plans			0.8			0.8
	$169		263.6	$87		271.8
Basic earnings per share		$0.64			$0.32
Effect of dilutive securities:
Restricted stock units			8.3			4.1
	$169		271.9	$87		275.9
Diluted earnings per share		$0.62			$0.31

	26 Weeks Ended
	August 1, 2026			August 2, 2025
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$232		263.2	$124		273.8
Shares to be issued under deferred compensation and other plans			0.8			0.9
	$232		264.0	$124		274.7
Basic earnings per share		$0.88			$0.45
Effect of dilutive securities:
Restricted stock units			8.3			3.6
	$232		272.3	$124		278.3
Diluted earnings per share		$0.85			$0.44
In addition to the restricted stock units reflected in the foregoing table, stock options to purchase 3.6 million and 5.9 million shares of common stock and restricted stock units relating to 0.2 million and 1.0 million shares of common stock were outstanding at August 1, 2026 and August 2, 2025, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    Revenue
Net sales, which mainly consists of retail sales but also includes merchandise returns, gift cards and loyalty programs, represented 96% of total revenue for both the 13 and 26 weeks ended August 1, 2026 and August 2, 2025, respectively. Other revenue generating activities consist of credit card revenues and Macy's Media Network revenue.

	13 Weeks Ended		26 Weeks Ended
Revenues	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
	(millions)
Women's Accessories, Shoes, Cosmetics and Fragrances	$1,986	$1,954	$3,972	$3,896
Women's Apparel	1,109	1,094	2,251	2,192
Men's and Kids'	1,048	1,028	2,013	1,980
Home/Other (a)	723	736	1,312	1,343
Total Net Sales	$4,866	$4,812	$9,548	$9,411

Credit card revenues, net	$156	$153	$328	$306
Macy's Media Network revenue, net (b)	37	34	75	74
Other Revenue	193	187	403	380

Total Revenue	$5,059	$4,999	$9,951	$9,791
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.
Macy's accounted for 82% of the Company's net sales for both the 13 and 26 weeks ended August 1, 2026, and 84% and 83% of the Company's net sales for the 13 and 26 weeks ended August 2, 2025, respectively. In addition, digital sales accounted for 31% of the Company's net sales for both the 13 weeks ended August 1, 2026 and August 2, 2025, and 32% of the Company's net sales for both the 26 weeks ended August 1, 2026 and August 2, 2025.
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
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $122 million, $128 million and $129 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively. Included in prepaid expenses and other current assets is an asset totaling $73 million, $81 million and $82 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $298 million, $349 million and $301 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    Financing Activities
The following table details the Company's debt repayments during the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:

	13 and 26 weeks ended
	August 1, 2026	August 2, 2025
	(millions)
Short-term debt
7.60% Debentures due 2025	$—	$6
	—	6
Long-term debt
6.79% Senior debentures due 2027	—	27
6.70% Senior exchanged debentures due 2028	—	54
8.75% Senior exchanged debentures due 2029	—	13
5.875% Senior notes due 2029	—	326
5.875% Senior notes due 2030	—	224
	—	644

Total debt	$—	$650
2025 Financing Activities
On July 29, 2025, the Company completed three debt transactions, as described below.
•Macy’s Retail Holdings, LLC (“MRH”), a wholly owned subsidiary of Macy's, Inc., issued $500 million in aggregate principal amount of 7.375% senior unsecured notes due August 1, 2033 in a private offering. The Company used the net proceeds from the notes offering, together with cash on hand, to fund a tender offer for certain outstanding senior notes and debentures, to redeem certain other outstanding senior notes and debentures, and to pay fees, premiums and expenses in connection with the notes offering, tender offer and redemption.
•The Company completed a tender offer in which $251 million aggregate principal amount of certain senior notes and debentures were tendered for early settlement and purchased by MRH for a total cash cost of $255 million.
•The Company redeemed $393 million aggregate principal amount of certain senior notes and debentures due in 2028 and 2029 and issued an irrevocable notice of redemption to redeem $194 million aggregate principal amount of senior debentures due in 2028 and 2029, which debentures were redeemed after the end of the second quarter of 2025.
The Company recognized a $13 million loss related to the extinguishment of debt on the Consolidated Statements of Income during the second quarter of 2025 as a result of the transactions described above.
ABL Credit Facility
On April 9, 2025, Macy’s Inventory Funding LLC (the “ABL Borrower”), an indirect subsidiary of the Company, and Macy’s Inventory Holdings LLC (the “ABL Parent”), a direct subsidiary of the Company and the direct parent of the ABL Borrower, entered into an amendment (the “Amendment”) to the credit agreement governing the existing $3,000 million asset-based credit facility (the “Existing ABL Credit Facility”), which was set to expire in March 2027. The Amendment reduced the asset-based credit facility to $2,100 million (the “Amended & Extended ABL Credit Facility”) and extended the maturity date to April 2030. The Amendment therefore provides the Company with access to $2,100 million of committed liquidity for the next five years. The ABL Borrower may request increases in the size of the Amended & Extended ABL Credit Facility up to an additional aggregate principal amount of $1,750 million. The Amended & Extended ABL Credit Facility replaced the Existing ABL Credit Facility, with similar collateral support, but reduced commercial letter of credit fees and unused facility fees.

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
As of August 1, 2026 and August 2, 2025, the Company had $142 million and $143 million of standby letters of credit outstanding under the Amended & Extended ABL Credit Facility, respectively, which reduced the available borrowing capacity to $1,958 million and $1,957 million, respectively. The Company had no outstanding borrowings under the Amended & Extended ABL Credit Facility as of August 1, 2026 and August 2, 2025.
Other Financing Activities
During the 13 and 26 weeks ended August 1, 2026, the Company repurchased approximately 2.2 million and 4.9 million shares of its common stock pursuant to its existing stock purchase authorization for a total of approximately $50 million and $100 million, respectively. During the 13 and 26 weeks ended August 2, 2025, the Company repurchased 4.0 million and 12.6 million shares of its common stock pursuant to its existing stock purchase authorization for a total of approximately $50 million and $151 million, respectively. As of August 1, 2026, the Company had $1.0 billion of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
	(millions)
401(k) Qualified Defined Contribution Plan	$21	$21	$46	$44
Pension Plan
Interest cost	$14	$17	$28	$34
Expected return on assets	(27)	(27)	(54)	(55)
Recognition of net actuarial loss	2	1	3	2
	$(11)	$(9)	$(23)	$(19)
Supplementary Retirement Plan
Interest cost	$5	$5	$10	$10
Recognition of net actuarial loss	1	1	3	3
	$6	$6	$13	$13

Total Retirement Expense	$16	$18	$36	$38

Postretirement Obligations
Interest cost	$1	$1	$1	$2
Recognition of net actuarial gain	(2)	(1)	(3)	(3)
Amortization of prior service credit	—	(1)	—	(1)
	$(1)	$(1)	$(2)	$(2)
6.    Fair Value Measurements
The Company's financial assets are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards.
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant observable inputs for the assets
Level 3: Significant unobservable inputs for the assets

The following table shows the estimated fair value of the Company's marketable equity and debt securities:

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(millions)
August 1, 2026	$43	$43	$—	$—
January 31, 2026	42	42	—	—
August 2, 2025	38	38	—	—
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table shows the estimated fair value of the Company's long-term debt, including the current portion of long-term debt:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
August 1, 2026	$2,441	$2,433	$2,281
January 31, 2026	2,441	2,432	2,307
August 2, 2025	2,635	2,626	2,336
Nonfinancial Assets
The Company reviews the carrying amount of goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. For the Company's annual impairment assessment as of the end of fiscal May 2026, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and therefore goodwill and intangible assets with indefinite lives were not impaired.
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

All outstanding amounts related to suppliers participating in the SCF programs are recorded within merchandise accounts payable in the Consolidated Balance Sheets and associated payments are included in operating activities in the Consolidated Statements of Cash Flows. The Company's outstanding obligations as of August 1, 2026, January 31, 2026 and August 2, 2025 were $126 million, $79 million and $136 million, respectively.
8.    Segments
Macy's, Inc., together with its subsidiaries, is an omni-channel retail organization operating stores, websites and mobile applications under three nameplates (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. As of August 1, 2026, the Company's operations and operating segments were conducted through Macy's, Macy's Backstage, Macy's small format, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's and Bluemercury.
All operating segments engage in similar business activities, operate in similar economic environments and have materially similar key economic metrics, among other similarities. As such, the Company aggregates all operations into a single reporting segment under the aggregation criteria.
The Company's Chief Executive Officer, Tony Spring, is its Chief Operating Decision Maker ("CODM") and reviews segment performance to make resource allocation decisions and to guide strategic decisions based on net income, which is reported on the Consolidated Statements of Income. The components of segment net income that the CODM considers are consistent with the components of net income as reported on the Consolidated Statements of Income with the additional disaggregation of depreciation and amortization from selling, general and administrative expenses. Depreciation and amortization expense represented $206 million and $218 million and $416 million and $437 million of the total selling, general and administrative expenses for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025, respectively. The CODM does not review assets when evaluating the segment results, therefore, such information is not presented.

MACY'S, INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "second quarter of 2026" and "second quarter of 2025" are to the Company's 13-week fiscal periods ended August 1, 2026 and August 2, 2025, respectively. References to the "first half of 2026" or "2026" and the "first half of 2025" or "2025" are to the Company's 26-week fiscal periods ended August 1, 2026 and August 2, 2025, respectively.
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
On February 18, 2026, the Company announced an update to its non-GAAP financial disclosures. These changes do not impact its historical or future GAAP metrics and disclosures. The updated disclosures, which encompass comparable sales, owned-plus-licensed-plus-marketplace dollar sales, revenues and non-GAAP earnings metrics, are intended to both simplify disclosures and provide increased clarity on the key metrics that support our growth profile and go-forward operating performance. Beginning with the first quarter of 2026, adjusted earnings metrics reflect our new non-GAAP metrics.
Quarterly Overview and Company Strategy
In the second quarter of 2026, the Company delivered comparable sales growth across all nameplates and channels, revenue growth, and better-than-expected performance on all key financial metrics, reflecting progress on each pillar of the strategy. Highlights include:
Strengthen and Reimagine the Macy's nameplate
•.Reimagine 200 Locations:
The Reimagine locations represent approximately 60% of the Macy's go-forward store fleet and approximately 75% of Macy's go-forward sales. The second quarter of 2026 marked the fifth consecutive quarter of growth for these locations, with positive comparable sales in nine of the last ten quarters. Reimagine locations also consistently generate higher Net Promoter Scores ("NPS"), contributing to continued improvement in NPS for the entire Macy's fleet. Performance reflects targeted investments in staffing, events and localized merchandising, and we plan to continue expanding these initiatives.

•.Revitalize Assortment:
We continued to enhance our merchandise offering through disciplined brand curation, including the addition of brands such as Kiko Milano and Happy Camp3r's junior apparel line, and expanded distribution of brands including Reiss, Rodd & Gunn and BOSS.

•.Customer Experience:
Following the launch of Ask Macy's, our artificial intelligence ("AI") powered conversational shopping assistant, we are expanding the tool to support in-store colleagues and enhance customer engagement across channels. We also continued to strengthen customer connections through Macy's Year of Celebrations campaign, including hosting the largest Macy's 4th of July Fireworks event in the brand's history.
Accelerate and differentiate luxury growth
•.Bloomingdale's:
Bloomingdale's achieved the highest second-quarter sales in its 154-year history, driven by growth across channels, markets and merchandise categories. During the second quarter of 2026, Bloomingdale's expanded its luxury assortment through the introduction of brands such as Ulla Johnson, Proenza Schouler and Dries Van Noten, while broadening distribution of brands including James Perse, Chanel Fine Jewelry and Watches, Christian Louboutin and Prada shoes. We also expanded Bloomingdale's Very Important Client program and launched a Bloomingdale's AI-powered conversational shopping assistant for digital customers, designed to enhance how customers engage with the brand and discover products.

•.Bluemercury:
Bluemercury delivered another quarter of comparable sales growth, driven by continued strength in makeup, dermatological skincare and fragrance categories, including brands such as Skinceuticals, Victoria Beckham Beauty, La Mer and Jo Malone. Performance also benefited from continued success of both new and remodeled stores.

MACY'S, INC.
Simplify and modernize end-to-end operations
•.The Company expanded this pillar to encompass enterprise-wide organizational excellence, harnessing the reach and capabilities of Macy's, Inc. to support revenue growth, enhance the customer experience, and effectively execute its strategy. The Company is advancing AI and automation across the customer journey, inventory management and localization, while keeping human connection central to its customers and colleagues. As part of its ongoing efforts to improve supply chain efficiency and enhance service levels, the Company continued to advance initiatives focused on order processing and fulfillment productivity. Compared to the second quarter of 2025, the Company increased its units processed per hour by 7.0%1 and reduced the average number of days between order placement and shipment by 6.7%.

Comparable sales2 highlights for the second quarter of 2026 versus the second quarter of 2025 are as follows:
•Macy's, Inc. comparable sales increased 2.7%.
•Macy's, Inc. go-forward business, inclusive of go-forward locations and digital across nameplates, total revenue increased 1.9% to $4.9 billion and comparable sales increased 2.8%. The Company's go-forward nameplate highlights include:
◦Macy's comparable sales increased 1.1%.
•Reimagine 200 locations comparable sales, included within Macy's comparable sales, increased 1.9%.
◦Bloomingdale's comparable sales increased 11.3%.
◦Bluemercury comparable sales increased 6.2%.
Tariff Refunds and Investments

Macy’s, Inc. has received all expected International Emergency Economic Powers Act (“IEEPA”) tariff refunds including $98 million in the second quarter of 2026 and $18 million following the quarter end, for a total of $116 million3. The company is taking a balanced approach to deploying benefits.
1 Specific to direct-to-consumer and store replenishment network and excludes furniture bedding and reverse logistics.
2 Comparable sales refers to owned-plus-licensed-plus-marketplace sales. All reported nameplate comparable sales results are on a go-forward basis.
3 Inclusive of a $95 million gross margin benefit and $3 million interest benefit in the second quarter of 2026, and a $17 million gross margin benefit and $1 million interest benefit in the third quarter of 2026.

MACY'S, INC.
Results of Operations
Comparison of the Second Quarter of 2026 and the Second Quarter of 2025

	Second Quarter of 2026			Second Quarter of 2025
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$4,866			$4,812
Other revenue	193	4.0%		187	3.9%
Total revenue	5,059			4,999
Cost of sales	(2,848)	(58.5)%		(2,900)	(60.3)%
Selling, general and administrative expenses	(1,960)		(38.7)%	(1,944)		(38.9)%
Gains on sale of real estate	9		0.2%	16		0.3%
Impairment, restructuring and other costs	(16)		(0.3)%	(22)		(0.4)%
Operating income	$244		4.8%	$149		3.0%

Net income	$169			$87
Diluted earnings per share	$0.62			$0.31

Supplemental Financial Measures
Gross margin	$2,018	41.5%		$1,912	39.7%
Digital sales as a percentage of net sales	31%			31%

Supplemental Non-GAAP Financial Measures
Adjusted net income	$170			$98
Adjusted diluted earnings per share	$0.63			$0.35
Adjusted EBIT	$251			$155
Adjusted EBITDA	$457			$373
See pages 26 to 27 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

	Second Quarter of 2026	Second Quarter of 2025
Net sales	$4,866	$4,812
Change in comparable sales	2.7%	1.9%
Digital sales as a percent of net sales	31%	31%
Net sales for the second quarter of 2026 increased $54 million, or 1.1%, compared to the second quarter of 2025. Excluding the $35 million impact of the 14 non-go-forward locations closed at the end of fiscal 2025, net sales grew 1.9%. The increase in net sales was driven by comparable sales growth at all three nameplates. Macy's outperformed in many categories including watches, dresses, petites, career sportswear, kids, handbags, fragrances and men's and women's shoes. Big-ticket categories underperformed compared to the second quarter of 2025 but improved compared to the first quarter of 2026.

MACY'S, INC.

	Second Quarter of 2026		Second Quarter of 2025
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$156	3.2%	$153	3.2%
Macy's Media Network, net	37	0.8%	34	0.7%
Other revenue	$193	4.0%	$187	3.9%
Other revenues increased 3.2% compared to the second quarter of 2025. Credit card revenue increased 2.0% driven by a healthy credit portfolio and stable net credit card losses. Macy's Media Network revenues were 8.8% above the second quarter of 2025, reflecting partner engagement on our advertising platform.

	Second Quarter of 2026		Second Quarter of 2025
	$	% to Net Sales	$	% to Net Sales
Cost of sales	$(2,848)	58.5%	$(2,900)	60.3%
Gross margin	$2,018	41.5%	$1,912	39.7%
Gross margin rate increased 180 basis points in the second quarter of 2026 compared to the second quarter of 2025 mainly driven by gross tariff refunds of approximately $95 million.

	Second Quarter of 2026	Second Quarter of 2025
SG&A expenses	$(1,960)	$(1,944)
As a percent to total revenue	38.7%	38.9%
Selling, general and administrative ("SG&A") expenses increased $16 million, or 0.8%, in the second quarter of 2026 compared to the second quarter of 2025 due to higher variable costs driven by sales growth as well as investments in Bold New Chapter initiatives. These investments were partially offset by ongoing cost containment efforts. The decrease in SG&A expenses as a percent of total revenue in the second quarter of 2026 compared to the second quarter of 2025 was primarily driven by improved operating leverage from a higher total revenue base, together with disciplined expense management.

	Second Quarter of 2026	Second Quarter of 2025
Gains on sale of real estate	$9	$16
Asset sale gains in both the second quarter of 2026 and 2025 primarily reflect the monetization of store locations.

	Second Quarter of 2026	Second Quarter of 2025
Impairment, restructuring and other costs	$(16)	$(22)
The $16 million and $22 million of impairment, restructuring and other costs recognized in the second quarter of 2026 and the second quarter of 2025, respectively, primarily relate to store closure costs.

	Second Quarter of 2026	Second Quarter of 2025
Net interest expense	$(23)	$(25)
The decrease in net interest expense in the second quarter of 2026 compared to the second quarter of 2025 was primarily driven by an increase in interest income as the Company received $3 million in interest from tariff refunds in the second quarter of 2026.

MACY'S, INC.

	Second Quarter of 2026	Second Quarter of 2025
Effective tax rate	25.6%	24.3%
Federal income statutory rate	21%	21%
Income tax expense of $58 million, or 25.6% of pretax income, for the second quarter of 2026 and expense of $28 million, or 24.3% of pretax income, for the second quarter of 2025, reflect a different effective tax rate compared to the Company’s federal income tax statutory rate of 21%. The income tax effective rates for both the second quarter of 2026 and 2025 were impacted primarily by the effect of state and local taxes.

Comparison of the 26 Weeks Ended August 1, 2026 and August 2, 2025

	26 Weeks Ended August 1, 2026			26 Weeks Ended August 2, 2025
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$9,548			$9,411
Other revenue	403	4.2%		380	4.0%
Total revenue	9,951			9,791
Cost of sales	(5,708)	(59.8)%		(5,695)	(60.5)%
Selling, general and administrative expenses	(3,911)		(39.3)%	(3,856)		(39.4)%
Gains on sale of real estate	23		0.2%	32		0.3%
Impairment, restructuring and other benefits (costs)	1		—%	(30)		(0.3)%
Operating income	$356		3.6%	$242		2.5%

Net income	$232			$124
Diluted earnings per share	$0.85			$0.44

Supplemental Financial Measures
Gross margin	$3,840	40.2%		$3,716	39.5%
Digital sales as a percentage of net sales	32%			32%

Supplemental Non-GAAP Financial Measures
Adjusted net income	$205			$129
Adjusted diluted earnings per share	$0.75			$0.46
Adjusted EBIT	$332			$240
Adjusted EBITDA	$748			$677
See pages 26 to 27 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

	2026	2025
Net sales	$9,548	$9,411
Change in comparable sales	2.8%	0.3%
Digital sales as a percent of net sales	32%	32%
Net sales for 2026 increased $137 million, or 1.5%, compared to 2025. Excluding the $75 million impact of the 14 non-go-forward locations closed at the end of fiscal 2025, net sales grew 2.3%. The increase in net sales was driven by comparable sales growth at all three nameplates. Macy's outperformed in many categories including watches, dresses, petites, career sportswear, kids, handbags, fragrances and men's and women's shoes. Big ticket and plus size categories underperformed compared to 2025.

MACY'S, INC.

	2026		2025
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$328	3.4%	$306	3.2%
Macy's Media Network, net	75	0.8%	74	0.8%
Other revenue	$403	4.2%	$380	4.0%
The increase in other revenues included a $22 million increase in credit card revenues, reflecting the continued strength of the credit portfolio and prudent management of net credit losses. Macy's Media Network revenues were roughly flat compared to 2025.

	2026		2025
	$	% to Net Sales	$	% to Net Sales
Cost of sales	$(5,708)	59.8%	$(5,695)	60.5%
Gross margin	$3,840	40.2%	$3,716	39.5%
Gross margin rate increased 70 basis points in 2026 compared to 2025. The increase in gross margin was primarily driven by the benefit of approximately $95 million received in gross tariff refunds in the second quarter of 2026.

	2026	2025
SG&A expenses	$(3,911)	$(3,856)
As a percent to total revenue	39.3%	39.4%
SG&A expenses increased $55 million, or 1.4%, in 2026 compared to 2025 due to higher variable costs driven by sales growth as well as continuing investments in Bold New Chapter initiatives. The decrease in SG&A expenses as a percent of total revenue in 2026 compared to 2025 was primarily driven by improved operating leverage from a higher total revenue base, together with disciplined expense management.

	2026	2025
Gains on sale of real estate	$23	$32
Asset sale gains in both 2026 and 2025 primarily reflect the monetization of store locations.

	2026	2025
Impairment, restructuring and other benefits (costs)	$1	$(30)
The $1 million of impairment, restructuring and other benefits recognized in 2026 primarily relate to the benefit recognized from lease modifications offset by store closure costs. The $30 million of impairment, restructuring and other costs recognized in 2025 primarily related to store closure costs.

	2026	2025
Net interest expense	$(48)	$(51)
The decrease in net interest expense, excluding loss on extinguishment of debt, in 2026 compared to 2025 was primarily driven by an increase in interest income as the Company received $3 million in interest from tariff refunds in the second quarter of 2026.

	2026	2025
Effective tax rate	27.5%	31.9%
Federal income statutory rate	21%	21%
Income tax expense of $88 million and $58 million, or 27.5% and 31.9% of pretax income, for 2026 and 2025, respectively, reflect a different effective tax rate as compared to the Company’s federal income tax statutory rate of 21%. The income tax effective rates for the 26 weeks ended August 1, 2026 and August 2, 2025 were impacted primarily by the effect of state and local taxes and the tax impact related to the vesting and cancellation of certain stock-based compensation awards.

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
The Company ended the second quarter of 2026 with a cash and cash equivalents balance of $1,294 million, an increase of $465 million from $829 million at the end of the second quarter of 2025. The Company is party to the Amended & Extended ABL Credit Facility with certain financial institutions providing for a $2,100 million asset-based credit facility. As of August 1, 2026, borrowing availability was $1,958 million, which reflects a $142 million reduction due to standby letters of credit outstanding.

	2026	2025
Net cash provided by operating activities	$586	$255
Net cash used by investing activities	(286)	(262)
Net cash used by financing activities	(251)	(471)
Operating Activities
The net cash provided by operating activities in the current year versus the prior year was primarily driven by $328 million cash received in the first quarter of 2026 from the settlement agreements to resolve credit card interchange fee litigation matters in which the Company was a plaintiff.
Investing Activities
The Company's capital expenditures were $324 million in 2026 compared to $343 million in 2025. Capital expenditures in the current year are primarily focused on digital and technology investments as well as omni-channel capabilities related to the Bold New Chapter strategy.
Financing Activities
Dividends
The Company paid dividends totaling $101 million and $100 million in 2026 and 2025, respectively.
On August 28, 2026, the Company announced that its Board of Directors declared a regular quarterly dividend of 19.15 cents per share on its common stock, which will be paid on October 1, 2026, to shareholders of record at the close of business on September 15, 2026. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.
Stock Repurchases
On February 22, 2022, the Board of Directors authorized a $2,000 million share repurchase program, which does not have an expiration date. During the first half of 2026, the Company repurchased approximately 4.9 million shares of its common stock at an average cost of $20.48 per share on the open market under its share repurchase program. During the first half of 2025, the Company repurchased approximately 12.6 million shares of its common stock at an average cost of $11.96 per share on the open market under its share repurchase program. As of August 1, 2026, $1,024 million remained available under the authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.

MACY'S, INC.
Debt Transactions
The Company completed the following debt transactions in the first half of 2025:
•On July 29, 2025, the Company completed three debt transactions which resulted in the recognition of $13 million of losses related to the extinguishment of debt on the Consolidated Statements of Income:
◦Issuance by MRH of $500 million aggregate principal amount of 7.375%% senior unsecured notes due August 1, 2033 in a private offering. The Company used the net proceeds from the notes offering, together with cash on hand, to fund the tender offer and redemption described below,
◦Redemption of $393 million aggregate principal amount of senior notes and debentures due in 2028 and 2029 and issuance of an irrevocable notice of redemption to redeem $194 million aggregate principal amount of senior debentures due in 2028 and 2029, which debentures were redeemed after the end of the second quarter of 2025, and
◦Completion of a tender offer in which $251 million aggregate principal amount of senior notes and debentures were tendered for early settlement and purchased by MRH for a total cash cost of $255 million.
•On April 9, 2025 the Company, entered into an amendment to its Existing ABL Credit Facility which reduced the asset-based credit facility from $3,000 million to $2,100 million, extended the maturity date to April 2030 and maintained similar collateral support, but reduced commercial letter of credit fees and unused facility fees.
The Company had no outstanding borrowings under the Amended & Extended ABL Credit Facility as of August 1, 2026 and August 2, 2025.
Contractual Obligations
As of August 1, 2026, there were no material changes to the Company's contractual obligations and commitments outside the ordinary course of business since January 31, 2026, as reported in the Company's 2025 Form 10-K.
Guarantor Summarized Financial Information
The Company had $2,441 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the "Unsecured Notes") outstanding as of both August 1, 2026 and January 31, 2026 with maturities ranging from 2027 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC ("MRH" or "Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior unsecured obligations, senior to any of the Company's future subordinated indebtedness and are structurally subordinated to all existing and future obligations of each of the Company's subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company's secured indebtedness, including any borrowings under the Amended & Extended ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantees are effectively subordinated to all of the Subsidiary Issuer's and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $11,539 million and $7,016 million as of August 1, 2026 and January 31, 2026, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $255 million and $786 million for the 13 and 26 weeks ended August 1, 2026, respectively, have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

MACY'S, INC.
Summarized Balance Sheets

	August 1, 2026	January 31, 2026
	(in millions)
ASSETS
Current Assets	$845	$1,033
Noncurrent Assets	6,218	5,357
LIABILITIES
Current Liabilities	$1,563	$1,741
Noncurrent Liabilities (a)	11,912	6,800
(a)Includes net amounts due to non-Guarantor subsidiaries of $7 million and $2 million as of August 1, 2026 and January 31, 2026, respectively.
Summarized Statement of Operations

	13 Weeks Ended August 1, 2026	26 Weeks Ended August 1, 2026
	(in millions)
Net sales	$193	$370
Consignment commission income (a)	749	1,444
Other revenue	32	65
Cost of sales	(18)	(104)
Operating loss	(64)	(631)
Loss before income taxes (b)	(82)	(425)
Net loss	(57)	(245)
(a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.
(b)Includes $29 million and $308 million of dividend income from non-Guarantor subsidiaries for the 13 and 26 weeks ended August 1, 2026, respectively.
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

	13 Weeks Ended August 1, 2026	13 Weeks Ended August 2, 2025	26 Weeks Ended August 1, 2026	26 Weeks Ended August 2, 2025
	(millions)
Net income	$169	$87	$232	$124
Federal, state and local income tax expense	58	28	88	58
Interest expense, net	23	25	48	51
Loss on extinguishment of debt	—	13	—	17
Benefit plan income, net	(6)	(4)	(12)	(8)
Impairment, restructuring and other costs (benefits)	16	22	(1)	30
Gains on sale of real estate	(9)	(16)	(23)	(32)
Adjusted EBIT	$251	$155	332	240
Depreciation and amortization	206	218	416	437
Adjusted EBITDA	$457	$373	748	677
Adjusted Net Income and Adjusted Diluted Earnings Per Share
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income to GAAP net income and adjusted diluted earnings per share to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	13 Weeks Ended August 1, 2026		13 Weeks Ended August 2, 2025
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$169	$0.62	$87	$0.31
Loss on extinguishment of debt	—	—	13	0.05
Benefit plan income, net	(6)	(0.02)	(4)	(0.01)
Impairment, restructuring and other costs	16	0.06	22	0.08
Gains on sale of real estate	(9)	(0.03)	(16)	(0.06)
Income tax impact of items noted above	—	—	(4)	(0.02)
As adjusted to exclude items above	$170	$0.63	$98	$0.35

	26 Weeks Ended August 1, 2026		26 Weeks Ended August 2, 2025
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$232	$0.85	$124	$0.44
Loss on extinguishment of debt	—	—	17	0.06
Benefit plan income, net	(12)	(0.04)	(8)	(0.02)
Impairment, restructuring and other (benefits) costs	(1)	—	30	0.11
Gains on sale of real estate	(23)	(0.09)	(32)	(0.12)
Income tax impact of items noted above	9	0.03	(2)	(0.01)
As adjusted to exclude items above	$205	$0.75	$129	$0.46

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
Item 4.    Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of August 1, 2026, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of August 1, 2026, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors.
There have been no material changes to the Risk Factors described in Part I, Item 1A."Risk Factors" in the Company's 2025 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company’s purchase of Common Stock during the second quarter of 2026.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) ($)
	(thousands)		(thousands)	(millions)
May 3, 2026 - May 30, 2026	781	19.62	781	1,059
May 31, 2026 - July 4, 2026	783	23.74	782	1,040
July 5, 2026 - August 1, 2026	680	23.71	680	1,024
	2,244	$22.29	2,243
(a)    On February 22, 2022, the Company announced that its Board of Directors authorized a $2,000 million share repurchase program, which does not have an expiration date. As of August 1, 2026, $1,024 million of shares remained available for repurchase pursuant to this authorization. The Company may continue, discontinue or resume purchases of common stock under this authorization or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.
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
In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those expressed in or implied by such forward-looking statements. Macy’s, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Trading Arrangements
None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended August 1, 2026.

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

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 1, 2026, filed on September 10, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Date: September 10, 2026